Form 10-Q
period 1995-01-31
SURVIVAL TECHNOLOGY INC
filed 1995-03-14
CIK 95676

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended January 31, 1995

Commission file Number     0-5958

                 SURVIVAL TECHNOLOGY, INC.
                 -------------------------
(Exact name of registrant as specified in its charter)


    Delaware                          52-0898764
- - -------------------------------    -------------------
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

2275 Research Blvd., Rockville, MD              20850
- - ----------------------------------------      ----------
(Address of principal executive offices)      (Zip Code)

(301) 926-1800
- - --------------------------------------------------
Registrant's telephone number, including area code

Indicate by check mark whether the registrant(1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
registrant was required to file such reports), and (2)
has been subject to such filing requirements for the
past 90 days.
                        YES [X]        NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class           Outstanding as of February 28, 1995
- - ---------------      -----------------------------------
Common Stock                 3,086,538 Shares
$.10 par value

                        SURVIVAL TECHNOLOGY, INC.
                              FORM 10-Q
                 For the Quarter ended January 31, 1995


                                                  Page No.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

          Consolidated Condensed Balance Sheets as of
            January 31, 1995 and July 31, 1994 ......    3


          Consolidated Condensed Statements of Income
            for the Three-Month Periods Ended
            January 31, 1995 and 1994................    5

          Consolidated Condensed Statements of Income
            for the Six-Month Periods Ended
            January 31, 1995 and 1994................    6


          Consolidated Condensed Statements of Cash
            Flows for the Six Months Ended
            January 31, 1995 and 1994...............     7


          Notes to Consolidated Condensed Financial
            Statements .............................     9



ITEM 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations...............................     10



PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of
          Security Holders..........................    15


ITEM 6.  Exhibits and Reports on Form 8-K ..........    16


SIGNATURES .........................................    17

                           SURVIVAL TECHNOLOGY, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS


PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                            January 31,        July 31,
                               1995              1994
                            (unaudited)        (audited)
                          ------------       ------------
ASSETS

Current assets
  Cash                     $    53,900        $    65,000
  Receivables                6,847,000          5,936,300
  Inventories                4,120,700          2,795,300
  Prepaid expenses and
    other assets               634,000            582,000
  Deferred income taxes        848,100            848,100
                           -----------        -----------
     Total current assets   12,503,700         10,226,700
                           -----------        -----------
Fixed assets                22,675,600         20,919,700
  Less accumulated
    depreciation             9,507,900          9,027,000
                            ----------        -----------
                            13,167,700         11,892,700
                           -----------        -----------
Patents and licenses at cost
  less amortization of
  $485,300 and $572,800      2,062,700          1,986,500

Other noncurrent assets         43,000             95,300
                           -----------        -----------
                           $27,777,100        $24,201,200
                           ===========        ===========

                           SURVIVAL TECHNOLOGY, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                (continued)

                               January 31,     July 31,
                                  1995          1994
                               (unaudited)    (audited)
                              -------------  -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Note payable to bank          $ 4,692,500   $ 1,304,500
  Note payable to Syntex            800,000       800,000
  Current portion of long-term
    debt                            387,800       358,900
  Accounts payable                1,933,400     1,145,100
  Other liabilities and accrued
    expenses                      1,392,800     1,581,800
                                 -----------  -----------
    Total current liabilities     9,206,500     5,190,300

  Note payable to Syntex            988,400     1,388,400
  Other long-term debt              142,100       231,800
  Other noncurrent liabilities      461,700       461,300
  Deferred income taxes           1,239,400     1,239,400
                                -----------   -----------
    Total liabilities            12,038,100     8,511,200
                                -----------   -----------

Shareholders' equity:
  Common stock, $.10 par value;
    10,000,000 shares authorized;
    3,085,400 and 3,085,400 shares
    issued and outstanding         308,500        308,500
  Paid-in capital in excess of
    par value                    5,072,700      5,072,700
  Retained earnings             10,357,800     10,308,800
                               -----------    -----------
    Total shareholders' equity  15,739,000     15,690,000
                               -----------    -----------
                               $27,777,100    $24,201,200
                               ===========    ===========




See Accompanying Notes to Consolidated Condensed Financial
Statements.

                           SURVIVAL TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)

                                  Three Months Ended
                                     January 31,
                             ----------------------------
                                 1995            1994
                             -------------   ------------
Net sales                    $  6,444,800     $ 6,289,200
Cost of sales                   4,670,800       3,640,000
                             ------------     -----------
  Gross profit                  1,774,000       2,649,200
                             ------------     -----------
Selling, general &
 administrative expense         1,093,000       1,164,400
Research & development
 expense                          258,100         307,900
Depreciation and
 amortization expense             344,700         386,700
                             ------------     -----------
                                1,695,800       1,859,000
                             ------------     -----------
  Operating income                 78,200         790,200
                             ------------     -----------
Other (expense) income:
 Interest expense                 (87,700)        (38,000)
 Other income                      46,900          69,100
                             ------------     -----------
                                  (40,800)         31,100
                             ------------     -----------

Income before income taxes         37,400         821,300
Provision for income taxes         13,400         320,300
                             ------------     -----------
Net income                   $     24,000     $   501,000
                             ============     ===========

Per common share:
 Net income                         $ .01           $ .16
                                    =====           =====
Average number of common
 shares outstanding             3,100,700       3,122,700
                                ---------       ---------




See Accompanying Notes to Consolidated Condensed Financial
Statements.

                       SURVIVAL TECHNOLOGY, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (Unaudited)

                                   Six Months Ended
                                       January 31,
                            -----------------------------
                                 1995            1994
                            -------------    ------------
Net sales                    $ 11,412,100     $12,973,800
Cost of sales                   7,887,000       7,707,200
                             ------------     -----------
  Gross profit                  3,525,100       5,266,600
                             ------------     -----------
Selling, general &
 administrative expense         2,087,400       2,278,600
Research & development
 expense                          558,300         576,700
Depreciation and
 amortization expense             727,300         735,300
                             ------------     -----------
                                3,373,000       3,590,600
                             ------------     -----------
  Operating income                152,100       1,676,000
                             ------------     -----------
Other (expense) income:
 Interest expense                (153,000)        (64,000)
 Other income                      78,600          77,400
                             ------------     -----------
                                  (74,400)         13,400
                             ------------     -----------

Income before income taxes         77,700       1,689,400
Provision for income taxes         28,700         637,400
                             ------------     -----------
Net income                   $     49,000     $ 1,052,000
                             ============     ===========
Per common share:
 Net income                         $ .02           $ .34
                                    =====           =====
Average number of common
 shares outstanding             3,100,100       3,116,100
                                ---------       ---------





See Accompanying Notes to Consolidated Condensed Financial
Statements.

                       SURVIVAL TECHNOLOGY, INC.
                       STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                     Six Months Ended
                                       January 31,
                                 -------------------------
                                     1995         1994
                                 -----------    ----------
Cash flows from operating activities:
Net income                        $   49,000    $1,052,000
Adjustments to reconcile net
  income to net cash used for
  operating activities
     Depreciation and amortization   727,300       735,300
     Gain on fixed asset disposals                 (49,000)
     Deferred lease incentives       (15,100)        8,400
     Increase in receivables        (910,700)   (1,316,000)
     Increase in inventories      (1,325,400)      (89,100)
     Increase in prepaid
       expenses and other
       assets                        (69,700)     (340,400)
     Increase in accounts payable    788,300       124,800
     Decrease in other liabilities
       and accrued expenses         (189,000)     (131,300)
                                   ---------    ----------
       Net cash used for
       operating activities         (945,300)       (5,300)
                                   ---------    ----------

Cash flows from investing activities:
  Purchases of fixed assets       (1,880,400)   (1,351,600)
  Purchases of patents and
    licenses                        (154,600)     (100,100)
  Decrease in other noncurrent
    assets                            41,600
  (Increase) decrease in other
    noncurrent liabilities               400       (14,700)
                                   ----------    ----------
     Net cash used for
       investing activities        (1,993,000)   (1,466,400)
                                   ----------    ----------

                       SURVIVAL TECHNOLOGY, INC.
                 STATEMENTS OF CASH FLOWS (continued)
                            (Unaudited)

                                     Six Months Ended
                                        January 31,
                                  -----------------------
                                     1995         1994
                                  ----------   ----------

Cash flows from financing activities:
Proceeds on notes payable
  to bank                         $3,388,000   $1,130,600
Payment on note payable
  to Syntex                         (400,000)       -
Payment on long-term debt            (60,800)    (167,600)
Increase in other noncurrent
  liabilities                                     250,000
Proceeds from issuance of
  common stock                                      3,800
                                  ----------   ----------
       Net cash provided by
         financing activities      2,927,200    1,216,800
                                  ----------   ----------

Net decrease in cash              $  (11,100)  $ (254,900)




                                  ==========   ==========

Cash at beginning of period       $   65,000   $  274,700
Cash at end of period                 53,900       19,800
                                  ----------   ----------

Net decrease in cash              $   11,100   $  254,900
                                  ==========   ==========









See Accompanying Notes to Consolidated Condensed Financial
Statements.

                    SURVIVAL TECHNOLOGY, INC.
                          FORM 10-Q
           For the Quarter ended January 31, 1995

   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of January 31, 1995 and July 31, 1994, the results of its operations for the three-month and six-month periods ended January 31, 1995 and 1994, and its cash flows for the six-month periods ended
   January 31, 1995 and 1994. The results of operations for the three-month and six-month periods ended January
   31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending
   July 31, 1995.

B. The significant accounting principles and practices followed by the Company are set forth in Note 1 of the Notes to Consolidated Financial Statements in the
   Survival Technology, Inc. Annual Report on Form 10-K for the year ended July 31, 1994.

C. Inventories consisted of the following:

                                  January 31,     July 31,
                                    1995           1994
                                  -----------  -----------
     Components and subassemblies $ 2,620,100  $ 1,739,200
     Material, labor and overhead
       costs in process               809,400      438,700
     Finished goods                   933,600      895,200
                                  -----------  -----------
                                    4,363,100    3,073,100
     Inventory reserve               (242,400)    (277,800)
                                  -----------  -----------

       Total                      $ 4,120,700  $ 2,795,300
                                  ===========  ===========

                     SURVIVAL TECHNOLOGY, INC.
                           FORM 10-Q
              For the Quarter ended January 31, 1995

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


The Quarter and Six Months in Review
- - -------------------------------------

The Company reported net income of $24,000 ($.01 per share) on sales of $6.4 million for the second quarter of fiscal 1995 compared with net income of $501,000 ($.16 per share) on sales of $6.3 million in the same period of fiscal 1994. Net income totalled $49,000 ($.02 per share) on sales of $11.4 million for the six months ended January
31, 1995 compared with net income of $1,052,000 ($.34 per share) on sales of $13 million during the six months ended
January 31, 1994.

While revenues generated during the current quarter were comparable with the same prior year quarter, the anticipated decline in revenues ($1.6 million or 12%) for the first six months of fiscal 1995 resulted from first quarter factors, including the previously reported shutdown of the company's St. Louis manufacturing facility during the first month of fiscal 1995. Operating income was adversely affected by declining gross margins. Gross margins decreased to 27% and 31% for the quarter and six month periods ended January 31, 1995 from 42% and 41%, respectively, in the corresponding prior year periods. This decline was attributable to sales of lower margin foreign military auto-injectors delivered during the current quarter coupled with lower revenues from commercial products and funded R&D activities in the current quarter and first six months of fiscal 1995. The Company's competitive bid for this foreign military contract anticipated a lower margin in pursuit of contract award to better position itself for additional future business.

Sales from military products were $3.5 million in the current quarter and $5 million for the first six months of fiscal 1995 which represent increases over the same prior year periods of $1.4 million (67%) and $1.3 million (35%), respectively. These increases were primarily attributable to the previously mentioned sales of foreign military auto-injectors delivered during the current quarter.

Commercial product and funded R&D revenues were $2.9 million and $6.4 million during the second quarter and first six months of fiscal 1995 compared with $4.2 million and

                     SURVIVAL TECHNOLOGY, INC.
                           FORM 10-Q
              For the Quarter ended January 31, 1995

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

$9.3 million in the same prior year periods, which represents a 31% decrease for both periods. These declines in revenues were due mainly to lower CytoGuard sales coupled with the absence of revenues from the Medical Device Division which was sold in July 1994. As previously reported, the company anticipated a decline in revenues from its patented CytoGuard(R) Aerosol Protective Device due to a change in the distribution method from a single unit to multi-unit package by Bristol-Myers Squibb, STI's exclusive distributor for the CytoGuard. This decline in revenue was partially offset by EpiPen(R) auto-injector sales which increased $1.2 million (126%) in the current quarter and $768,400 (24%) in the first six months of fiscal 1995 when compared with the same prior year periods.

Sales in second half of the year are expected to increase over 30% when compared with the first half of fiscal 1995. Operating margins are expected to return to historical levels of 35% to 40% based on stronger sales of commercial products and services. The company anticipates fiscal 1995 EpiPen sales to improve over prior year levels with expanded international marketing activities and the introduction of the new generation EpiPen, called the EpiE-ZPen(TM). This new injector has additional safety features and user convenience enhancements to better serve the consumer market, and will be positioned to expand epinephrine auto-injector use in U. S. and international markets.
The company also expects increases in higher margin
R&D revenues during the third and fourth quarters of fiscal 1995.

Selling, general and administrative expenses ("SG&A") decreased $71,400 (6%) and $191,200 (8%) during the second quarter and first six months of the current fiscal year when compared with the same periods last year. These decreases were due to the absence of SG&A expenses related to the Medical Device Division (sold in July 1994) coupled with a lower fiscal 19985 profit sharing accrual in view of lower earnings.

Research and development expenditures decreased $49,800
(16%) and $18,400 (3%) for the quarter and six months ended January 31, 1995 in line with the decrease in funded
R&D activities mentioned above. The company remains focused on the development efforts related to its new

                     SURVIVAL TECHNOLOGY, INC.
                           FORM 10-Q
              For the Quarter ended January 31, 1995

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

generation auto-injector products designed for outpatient/ in-home use. These products target infrequent injection of medication in acute episodes of disease as well as treatment of chronically ill patients. The company expects R&D expenses in fiscal 1995 to be comparable to fiscal 1994.

Depreciation and amortization remained relatively constant decreasing $42,000 (11%) and $8,000 (1%) in the second quarter and first six months of fiscal 1995 compared with the corresponding prior year periods. The company continues to invest significantly in capital expenditures (see "Balance Sheet Review") and expects depreciation expense for the current fiscal year to increase over the prior fiscal year as more equipment is placed in service over the second half of fiscal 1995.

Other expenses, net of other income, increased $71,900 in the current quarter and $87,800 in the first half of fiscal
1995 when compared with the same prior year periods. This resulted from increases in interest expense of $49,700 and $89,000 for the quarter and six months ended January 31, 1995 due to higher levels of bank borrowings as well as the re-initiation of interest payments on the outstanding note payable to Syntex Laboratories, Inc. ("see Liquidity and
Capital Resources" following). Also contributing to the current quarter increase in other expenses was a gain on fixed asset disposal ($54,800) recognized in the second quarter last year. This gain was partially offset during the current quarter and completely offset in the first six months of fiscal 1995 by royalty income from sales of the company's former medical device products by Brunswick
Biomedical Corporation, who acquired this business from STI in July 1994. Royalty income for the quarter and six month periods ended January 31, 1995 was $27,500 and $56,600, respectively.


Liquidity and Capital Resources
- - -------------------------------

In October 1994, the company renewed its $5 million line of credit agreement ("Agreement") with Merrill Lynch Business
Financial Services Inc. ("MLBFS") through  September 1995.
Outstanding borrowings under the Agreement aggregated
$4.7 million at January 31, 1995.  The interest rate

                     SURVIVAL TECHNOLOGY, INC.
                           FORM 10-Q
              For the Quarter ended January 31, 1995

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

is the 30-day commercial paper rate as published in the Wall Street Journal plus 265 basis points. The Agreement places a $5 million limit on capital expenditures in any one fiscal year. Capital expenditures for the six months ended January 31, 1995 aggregated $1.9 million. The Company relies on its line of credit facility to satisfy its working capital and capital expenditure requirements.

In April 1991, the Company signed a Loan Agreement pursuant to which Syntex Laboratories, Inc. agreed to lend $5.4 million to the Company to finance working capital requirements and capital expenditures designed to increase the current production capacity of the Company's Cartrix (TM) syringe system. Effective January 1, 1993, the outstanding loan balance (approximately $2.2 million) had a moratorium on principal repayments and was non-interest bearing through June 30, 1994. Effective July 1, 1994, the outstanding loan balance began to bear interest at the same rate of interest the Company pays on its current commercial line of credit facility. Principal repayments resumed for the calendar quarter ended September 30, 1994 at the minimum of $200,000 per quarter reducing the outstanding loan balance to $1.8 million at January 31, 1995. The loan is subject to acceleration upon the occurrence of certain events.

The Company will have significant capital needs over the next five years which cannot be funded by operations.
Its manufacturing facility currently consists of eight separate buildings. The Company plans to consolidate operations by constructing a new facility connecting its sterile building with its component/finished goods warehouse and consolidating assembly and packaging operations. The construction of this new facility would result in the elimination of four manufacturing buildings and significantly reduce manufacturing costs.

Many of the Company's aseptic filling, assembly and final packaging processes are labor intensive and in need of automation. Over the next three to four years, the Company plans to purchase high speed drug cartridge preparation and filling equipment as well as automated assembly and packaging equipment. This equipment will not only increase efficiency and capacity, but it will also result in less human contact with products during

                     SURVIVAL TECHNOLOGY, INC.
                           FORM 10-Q
              For the Quarter ended January 31, 1995

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

the manufacturing process. Finally, as part of STI's new product development efforts, the Company must purchase high cavitation molds for its new automatic injection devices.

The Company is in discussions with several financial institutions to identify intermediate to long-term financing alternatives to underwrite the capital expenditures needed to keep pace with its long-range business plan. The availability and timing of such financing cannot be reasonably predicted and could impact the extent and timing of such expenditures.

Balance Sheet Review
- - --------------------

Working capital at January 31, 1995 was $3.3 million which represents a $1.7 million (34%) decrease from the working capital at July 31, 1994 of $5 million. This decrease was the result of higher bank borrowings at the end of the current quarter. Receivables increased
$910,700 (15%) due to January deliveries of foreign military auto-injectors which were subsequently liquidated in late February 1995. Inventories increased $1.3 million
(47%) primarily in support of orders for the U.S.
Department of Defense scheduled for delivery in the third and fourth quarters of fiscal 1995. Also contributing to this increased level of inventory was component purchases in anticipation of the EpiE-ZPen launch which is pending final approval by the Food and Drug Administration ("FDA").
Prepaid expenses and other current assets increased
$52,000 (9%) due to the prepayment of annual FDA licensing fees which were partially offset by certain prepaid insurance policies nearing the end of their annual renewal periods.

Notes payable increased $3 million (86%) as increased borrowings were needed to fund inventory purchases and capital expenditures. Accounts payable increased
$788,300 (69%) in conjunction with increased levels of inventory discussed above. While other liabilities and accrued expenses decreased $189,000 (12%), other long-term debt, including the current portion, decreased $60,800
(10%) as the company continued to make payments on its non-interest bearing note payable to EM Industries, Inc.

                     SURVIVAL TECHNOLOGY, INC.
                           FORM 10-Q
              For the Quarter ended January 31, 1995

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (continued)

as well as payments on capital lease obligations incurred to finance the company's fully integrated management information system. Capital expenditures totalled
$1.9 million during the first six months of fiscal 1995 which consisted primarily of improvements designed to automate and validate current production processes at the company's St. Louis manufacturing facility.



PART II - OTHER INFORMATION

ITEM 4.  Submission of matters to a vote of Security
         Holders.

         On January 5, 1995 at the Annual Meeting of
         Shareholders of the Company, the shareholders voted 2,825,463 shares (92%) electing a Board of five directors named in the Company's proxy statement dated December 9, 1994 who will serve until the next annual meeting of shareholders and ratified the selection by the Board of Directors of Price Waterhouse LLP as independent auditors of the Company for the current fiscal year. The following is a breakdown of how the shares were voted:

                        Votes For      Withheld

Dresner                 2,815,883        9,580
Herzstein               2,816,163        9,300
Miller                  2,816,163        9,300
Spero                   2,815,722        9,741
Way                     2,816,163        9,300


                                        Against     Abstain

Price Waterhouse LLP    2,818,153        2,050        5,260





<PAGE 16>


ITEM 6.  Exhibits and Reports on Form 8-K:

         b. Reports on Form 8-K:

            As previously reported, the Registrant filed a Current Report on Form 8-K dated November 22,
            1994.












































                     SURVIVAL TECHNOLOGY, INC.
                           FORM 10-Q
              For the Quarter ended January 31, 1995


                           SIGNATURES


          Pursuant to the requirement of the Securities
Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SURVIVAL TECHNOLOGY, INC.
                                      Registrant


March 14, 1995             By:  /S/James H. Miller
- - --------------                  -------------------------
    Date                        James H. Miller
                                President and
                                Chief Executive Officer
                                (Principal Executive
                                Officer)





March 14, 1995             By:  /S/Jeffrey W. Church
- - --------------                  -------------------------
    Date                        Jeffrey W. Church
                                Sr. Vice President-Finance
                                and Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)



[FISCAL-YEAR-END]                       Jul-31-1994
[PERIOD-START]                          Nov-01-1994
[PERIOD-END]                            Jan-31-1995
[PERIOD-TYPE]                                 6-MOS