Form 10-Q/A
period 1995-01-31
SURVIVAL TECHNOLOGY INC
filed 1995-05-04
CIK 95676

THE PURPOSE OF THIS FILING IS TO AMEND THE
2ND QUARTER 10-Q FILED 3/95 BY ATTACHING THE
FINANCIAL DATA SCHEDULE EXHIBIT 27





































                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended January 31, 1995

Commission file Number     0-5958

                 SURVIVAL TECHNOLOGY, INC.
                 -------------------------
(Exact name of registrant as specified in its charter)

    Delaware                          52-0898764
- -------------------------------    -------------------
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

2275 Research Blvd., Rockville, MD              20850
- ----------------------------------------      ----------
(Address of principal executive offices)      (Zip Code)

(301) 926-1800
- --------------------------------------------------
Registrant's telephone number, including area code

Indicate by check mark whether the registrant(1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
registrant was required to file such reports), and (2)
has been subject to such filing requirements for the
past 90 days.
                        YES [X]        NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class           Outstanding as of February 28, 1995
- ---------------      -----------------------------------
Common Stock                 3,086,538 Shares
$.10 par value







REVISED EXHIBIT INDEX

ITEM 6.  Exhibits and Reports on Form 8-K:

         a. The following document is filed as part of this report:

            1) Financial Data Schedule as Exhibit 27
               contains summary financial information
               extracted from the Consolidated Condensed
               Balance Sheets and Statements of Income
               and is qualified in its entirety by
               reference to such financial statements.

         b. Reports on Form 8-K:

            As previously reported, the Registrant filed a Current Report on Form 8-K dated November 22,
            1994.


































                    SURVIVAL TECHNOLOGY, INC.
                           FORM 10-Q
            For the Quarter ended January 31, 1995

                           SIGNATURE


          Pursuant to the requirement of the Securities
Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           SURVIVAL TECHNOLOGY, INC.
                                  Registrant



May 4, 1995                By:  /S/Jeffrey W. Church
- --------------                  -------------------------
    Date                        Jeffrey W. Church
                                Sr. Vice President-Finance
                                and Chief Financial Officer
                                (Principal Financial and
                                Accounting Officer)