Form 10-Q
period 1995-04-30
SURVIVAL TECHNOLOGY INC
filed 1995-06-14
CIK 95676

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                           FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the quarterly period ended April 30, 1995

Commission file Number     0-5958

                 SURVIVAL TECHNOLOGY, INC.
                 -------------------------
(Exact name of registrant as specified in its charter)


    Delaware                          52-0898764
- -------------------------------    -------------------
(State or other jurisdiction of    (I.R.S. Employer
incorporation or organization)     Identification No.)

2275 Research Blvd., Rockville, MD              20850
- ----------------------------------------      ---------
(Address of principal executive offices)      (Zip Code)

(301) 926-1800
- ---------------------------------------------------
Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
registrant was required to file such reports), and (2)
has been subject to such filing requirements for the
past 90 days.
                        YES [X]        NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class           Outstanding as of May 31, 1995
- ---------------      ---------------------------------
Common Stock                 3,086,500 Shares
$.10 par value

                        SURVIVAL TECHNOLOGY, INC.
                              FORM 10-Q
                 For the Quarter ended April 30, 1995


                                                  Page No.

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

          Consolidated Condensed Balance Sheets as of
            April 30, 1995 and July 31, 1994.........    3


          Consolidated Condensed Statements of Income
            for the Three-Month Periods Ended
            April 30, 1995 and 1994..................    5

          Consolidated Condensed Statements of Income
            for the Nine-Month Periods Ended
            April 30, 1995 and 1994..................    6


          Consolidated Condensed Statements of Cash
            Flows for the Nine Months Ended
            April 30, 1995 and 1994..................    7


          Notes to Consolidated Condensed Financial
            Statements .............................     9



ITEM 2.  Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations...............................     10


PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K ..........    16


SIGNATURES .........................................    17

                          SURVIVAL TECHNOLOGY, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS


PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                             April 30,         July 31,
                               1995              1994
                            (unaudited)        (audited)
                          ------------        -----------
ASSETS

Current assets
  Cash                    $   271,300         $    65,000
  Receivables               5,077,800           5,936,300
  Inventories               4,890,200           2,795,300
  Prepaid expenses and
    other assets              658,500             582,000
  Deferred income taxes       848,100             848,100
                          -----------         -----------
     Total current assets  11,745,900          10,226,700
                          -----------         -----------
Fixed assets               23,611,600          20,919,700
  Less accumulated
    depreciation            9,886,500           9,027,000
                          -----------         -----------
                           13,725,100          11,892,700
                          -----------         -----------
Patents and licenses at
  cost less amortization
  of $523,500 and $572,800  2,045,600           1,986,500

Other noncurrent assets        36,500              95,300
                          -----------         -----------
                          $27,553,100         $24,201,200
                          ===========         ===========

                           SURVIVAL TECHNOLOGY, INC.
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                (continued)

                                April 30,      July 31,
                                  1995          1994
                               (unaudited)    (audited)
                              -------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Note payable to bank          $ 4,838,400  $ 1,304,500
   Note payable to Syntex            800,000      800,000
   Current portion of long-term
    debt                             410,100      358,900
  Accounts payable                 1,689,200    1,145,100
  Other liabilities and
    accrued expenses               1,319,200    1,581,800
                                  ----------  -----------
      Total current liabilities    9,056,900    5,190,300

Note payable to Syntex               788,400    1,388,400
Other long-term debt                 118,000      231,800
Other noncurrent liabilities         457,400      461,300
Deferred income taxes              1,239,400    1,239,400
                                 -----------  -----------
    Total liabilities             11,660,100    8,511,200
                                 -----------  -----------

SHAREHOLDERS' EQUITY:
  Common stock, $.10 par value;
    10,000,000 shares authorized;
    3,085,400 and 3,085,400 shares
    issued and outstanding          308,500       308,500
  Paid-in capital in excess of
    par value                     5,072,700     5,072,700
  Retained earnings              10,511,800    10,308,800
                                -----------   -----------
    Total shareholders' equity   15,893,000    15,690,000
                                -----------   -----------
                                $27,553,100   $24,201,200
                                ===========   ===========





See accompanying notes to consolidated condensed financial statements.

                           SURVIVAL TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                 (Unaudited)

                                  Three Months Ended
                                     April 30,
                             ----------------------------
                                 1995            1994
                             -------------   ------------
Net sales                    $  5,592,000     $ 6,048,100
Cost of sales                   3,693,000       4,226,300
                             ------------     -----------
  Gross profit                  1,899,000       1,821,800
                             ------------     -----------
Selling, general &
 administrative expense           900,300       1,035,700
Research & development
 expense                          287,300         283,200
Depreciation and
 amortization expense             428,200         312,500
                             ------------     -----------
                                1,615,800       1,631,400
                             ------------     -----------
  Operating income                283,200         190,400
                             ------------     -----------
Other (expense) income:
 Interest expense                (111,000)        (48,500)
 Other income                      67,300          26,100
                             ------------     -----------
                                  (43,700)        (22,400)
                             ------------     -----------

Income before income taxes        239,500         168,000
Provision for income taxes         85,400          65,500
                             ------------     -----------
Net income                   $    154,100     $   102,500
                             ============     ===========

Per common share:
  Net income                        $ .05           $ .03
                                    =====           =====
Average number of common
  shares outstanding            3,106,700       3,117,200

                                ---------       ---------


See accompanying notes to consolidated condensed financial statements.

                       SURVIVAL TECHNOLOGY, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                             (Unaudited)

                                   Nine Months Ended
                                       April 30,
                            -----------------------------
                                 1995            1994
                            -------------    ------------
Net sales                    $ 17,004,100     $19,021,800
Cost of sales                  11,580,000      11,933,400
                             ------------     -----------
  Gross profit                  5,424,100       7,088,400
                             ------------     -----------
Selling, general &
 administrative expense         2,985,200       3,314,300
Research & development
 expense                          848,100         859,900
Depreciation and
   amortization expense         1,155,600       1,047,800
                             ------------     -----------
                                4,988,900       5,222,000
                             ------------     -----------
  Operating income                435,200       1,866,400
                             ------------     -----------
Other (expense) income:
 Interest expense                (264,000)       (112,500)
 Other income                     146,000         103,500
                             ------------     -----------
                                 (118,000)         (9,000)
                             ------------     -----------

Income before income taxes        317,200       1,857,400
Provision for income taxes        114,200         702,900
                             ------------     -----------
Net income                   $    203,000     $ 1,154,500
                             ============     ===========
Per common share:
  Net income                        $ .07           $ .37
                                    =====           =====
Average number of common
  shares outstanding            3,102,300       3,116,500
                                ---------       ---------




See accompanying notes to consolidated condensed financial statements.

                       SURVIVAL TECHNOLOGY, INC.
                       STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                     Nine Months Ended
                                         April 30,
                                 -------------------------
                                     1995         1994
                                 ------------  -----------
Cash flows from operating activities:
  Net income                     $   203,000   $1,154,500
  Adjustments to reconcile net
   income to net cash used for
   operating activities
    Depreciation and amortization  1,155,600    1,047,800
    Gain on fixed asset disposals                 (63,500)
    Deferred lease incentives        (22,700)      12,600
    Decrease (increase) in
      receivables                    858,500     (878,600)
    (Increase) decrease in
      inventories                 (2,094,900)      61,900
    Increase in prepaid expenses
      and other assets              (104,500)    (242,000)
    Increase (decrease) in accounts
      payable                        544,100     (110,300)
    Decrease in other liabilities
      and accrued expenses          (262,600)     (63,200)
                                   ---------     ---------
       Net cash used for
       operating activities          276,500       919,200
                                 -----------   -----------


Cash flows from investing activities:
  Purchases of fixed assets       (2,828,200)   (2,345,400)
  Purchases of patents and
    licenses                        (173,600)     (152,500)
  Decrease (increase) in other
    noncurrent assets                 41,500        (1,200)
  Increase (decrease) in other
    noncurrent liabilities            18,800       (18,400)
                                  ----------   -----------
       Net cash used for
       investing activities       (2,941,500)   (2,517,500)
                                  -----------   ----------


                       SURVIVAL TECHNOLOGY, INC.
                 STATEMENTS OF CASH FLOWS (continued)
                            (Unaudited)

                                     Nine Months Ended
                                          April 30,
                                  -----------------------
                                     1995         1994
                                  ----------   ----------

Cash flows from financing activities:
  Proceeds on note payable
    to bank                       $ 3,533,900  $1,290,100
  Payment on note payable
    to Syntex                        (600,000)       -
  Payment on long-term debt           (62,600)   (178,600)
  Increase in other noncurrent
    liabilities                                   250,000
  Proceeds from issuance of
    common stock                                    3,900
                                  ----------   ----------
       Net cash provided by
         financing activities      2,871,300    1,365,400
                                  ----------   ----------
Net increase (decrease) in cash   $  206,300   $ (232,900)
                                  ==========   ==========

Cash at beginning of period       $   65,000   $  274,700
Cash at end of period                271,300       41,800
                                  ----------   ----------

Net increase (decrease) in cash   $  206,300   $ (232,900)
                                  ==========   ==========











See accompanying notes to consolidated condensed financial statements.

                    SURVIVAL TECHNOLOGY, INC.
                          FORM 10-Q
               For the Quarter ended April 30, 1995

   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of April 30, 1995 and July 31, 1994, the results of its operations for the three-month and nine-month periods ended April 30, 1995 and 1994, and its cash flows for the nine-month periods ended
   April 30, 1995 and 1994. The results of operations for the three-month and nine-month periods ended April
   30, 1995 are not necessarily indicative of the result that may be expected for the fiscal year ending
   July 31, 1995.

B. The significant accounting principles and practices followed by the Company are set forth in Note 1 of the Notes to Consolidated Financial Statements in the
   Survival Technology, Inc. Annual Report on Form 10-K for the year ended July 31, 1994.

C. Inventories consisted of the following:

                                   April 30,     July 31,
                                     1995          1994
                                  -----------  -----------
     Components and subassemblies $ 2,927,200  $ 1,739,200
     Material, labor and overhead
       costs in process             1,280,900      438,700
     Finished goods                   915,600      895,200
                                  -----------  -----------
                                    5,123,700    3,073,100
     Inventory reserve               (233,500)    (277,800)
                                  -----------  -----------

       Total                      $ 4,890,200  $ 2,795,300
                                  ===========  ===========

D. On May 23, 1995, the Company entered into a loan agreement with The CIT Group/Equipment Financing,
    Inc. to assist in financing the Company's capital investment program targeted to automate production processes to improve profit margins. This arrangement will consist of a series of loans

                     SURVIVAL TECHNOLOGY, INC.
                           FORM 10-Q
              For the Quarter ended April 30, 1995

   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                          (continued)


    for the acquisition of production molds, high speed component preparation and filling equipment and facility renovations not to exceed a maximum aggregate of $3 million. Additional terms include repayment of each loan in sixty (60) equal monthly installments at an interest rate equal to the Treasury Yield (as published in the Wall Street
    Journal two business days prior to closing on a loan amount) plus 247 basis points.


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

The Quarter and Nine Months in Review
- -------------------------------------

The Company reported net income of $154,100 ($.05 per share) on sales of $5.6 million for the third quarter of fiscal 1995 compared with net income of $102,500 ($.03 per share) on sales of $6 million in the same period of fiscal 1994. Net income totalled $203,000 ($.07 per share) on sales of $17 million for the nine months ended
April 30, 1995 compared with net income of $1,154,500
($.37 per share) on sales of $19 million during the nine-months ended April 30, 1994.

Notwithstanding that revenues for the quarter decreased
8%, operating income increased almost 50% as gross margins improved to 34% in the current quarter compared to 30% in the same prior year period. This improvement was on the strength of increased sales of funded R&D revenues which more than doubled from $292,700 in last year's third quarter to $682,300 in the current quarter. Operating income for the nine months ended April 30, 1995 was adversely affected by lower gross margins which decreased to 32% compared to 37% in the same prior year period.
Factors contributing to this decrease were the previously reported shutdown of the Company's St. Louis manufacturing facility during the first month of fiscal 1995 sales of lower margin foreign military auto-injectors delivered during the second and third quarters and lower revenues from commercial products and funded R&D activities in the first half of fiscal 1995. The Company's competitive bid

                     SURVIVAL TECHNOLOGY, INC.
                           FORM 10-Q
              For the Quarter ended April 30, 1995

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)


for this foreign military contract anticipated a lower margin in pursuit of contract award to better position itself for additional future business.

Commercial products and funded R&D revenues declined
$874,200 (21%) to $3.3 million during the third quarter and $3.7 million (28%) to $9.7 million and first nine months of fiscal 1995 compared with the same prior year periods.
These sales declines represent a 21% decrease in the current quarter and 28% decrease for nine months ended
April 30, 1995 which were primarily due to lower
CytoGuard (R) sales coupled with the absence of revenues from the Medical Device Division ($361,200 for the quarter and $1.6 million for the nine months ended April 30, 1995) which was sold in July 1994. As previously reported, the Company anticipated a decline in revenues from its patented CytoGuard Aerosol Protective Device due to a change in the distribution method from a single unit to multi-unit package by Bristol-Myers Squibb, STI's exclusive U.S. distributor for the CytoGuard. CytoGuard sales were down $689,600 (100%) for the quarter and $2.3 million (75%) for the first nine months when compare with the same periods in fiscal 1994. This decline in revenue was partially offset by EpiPen (R) auto-injector sales, which increased $223,700 (11%) in the current quarter and $992,100 (19%) in the first nine months of fiscal 1995 when compared with the same prior year periods.

Increased sales from military products partially offset the aforementioned decline in commercial revenues.
Military revenues were $2.3 million in the current quarter and $7.3 million for the first nine months of fiscal 1995 which represent increases of $418,200 (22%) and $1.7 million (31%), respectively, over the same periods in fiscal 1994. These increases were primarily attributable to sales of foreign military auto-injectors mentioned above.

In early June 1995, STI responded to the U.S. Department of Defense ("DoD") solicitation for a three-year extension on the current industrial base maintenance contract which expires September 30, 1995, with a new contract award expected in the first quarter of fiscal 1996. During the

                     SURVIVAL TECHNOLOGY, INC.
                           FORM 10-Q
              For the Quarter ended April 30, 1995

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)


fourth quarter, the Company completed its development of the Diazepam auto-injector with the submission of a supplemental New Drug Application ("NDA") by the DoD to the Food and Drug Administration ("FDA"). This supplemental NDA is currently under review by the FDA with approval expected in July/August. Initial deliveries of the Diazepam auto-injectors are anticipated for the first quarter of fiscal 1996.

Operating margins are expected to continue improving during the fourth quarter based on stronger sales of commercial products. The Company anticipates fiscal 1995
EpiPen sales to improve over prior year levels with expanded marketing activities by Center Laboratories, Inc., the exclusive distributor of the EpiPen. During
1995, Center signed a co-marketing agreement for international markets with ALK, Inc., a Danish company.
The anticipated fiscal 1995 introduction of the new generation EpiPen, called the EpiE-ZPen (TM) will be delayed to fiscal 1996 as FDA approval is still pending.
This new injector has additional safety features and user convenience enhancements to better serve the consumer market, and will be positioned to expand epinephrine auto-injector use in U. S. and international markets.

Selling, general and administrative expenses ("SG&A") decreased $135,400 (13%) and $329,100 (10%) during the third quarter and first nine months of the current fiscal year when compared with the same periods last year. The current quarter decrease resulted from the absence of SG&A expenses related to the Medical Device Division (sold in July 1994) as well as lower expenditures for professional services. These factors coupled with a lower fiscal
1995 profit sharing accrual in view of lower earnings contributed to the nine-month decline.

Research and development expenditures remained constant for the quarter and nine months ended April 30, 1995. The
Company remains focused on development efforts related to its new generation auto-injector products designed for outpatient/in-home use. These products target infrequent injection of medication in acute episodes of

                     SURVIVAL TECHNOLOGY, INC.
                           FORM 10-Q
              For the Quarter ended April 30, 1995

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)


disease as well as treatment of chronically ill patients.
The Company expects R&D expenses in fiscal 1995 to be comparable to fiscal 1994.

Depreciation and amortization increased $115,700 (37%) and $107,800 (10%) in the current quarter and first nine months of fiscal 1995 compared with the corresponding prior year periods. The Company continues to invest signifi-cantly in capital expenditures (see "Balance Sheet
Review") and expects depreciation expense for the current fiscal year to increase over prior year levels. There will be a continuation of equipment being placed in service from the third to the fourth quarter of fiscal 1995.

Other expenses, net of other income, increased $21,300 in the current quarter and $109,000 in the first nine months of fiscal 1995 when compared with the same prior year periods. This resulted from increases in interest expense of $62,500 and $151,500 for the quarter and nine months ended April 30, 1995 due to higher levels of bank borrowings as well as the re-initiation of interest payments on the outstanding note payable to Syntex
Laboratories, Inc. ("see Liquidity and Capital Resources" following). Also contributing to the current year increase in other expenses was the absence of a gain on fixed asset disposals ($63,500) recognized in fiscal
1994. These increases were partially offset by royalty income of $30,900 for the quarter and $87,400 for the nine-months ended April 30, 1995 resulting from the sale of the Medical Device Division to Brunswick Biomedical
Corporation on July 31, 1994.


LIQUIDITY AND CAPITAL RESOURCES

In October 1994, the Company renewed its $5 million line of credit agreement ("Agreement") with Merrill Lynch
Business Financial Services Inc. ("MLBFS") through
September 1995. Outstanding borrowings under the Agreement aggregated $4.8 million at April 30, 1995.
The interest rate is the 30-day commercial paper rate as published in the Wall Street Journal plus 265 basis points. The Agreement places a $5 million limit on capital expenditures in any one fiscal year.

                     SURVIVAL TECHNOLOGY, INC.
                           FORM 10-Q
              For the Quarter ended April 30, 1995

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)


Capital expenditures aggregated $2.8 million for the nine months ended April 30, 1995. The Company relies on its line of credit facility to satisfy its working capital and capital expenditure requirements.

The Company will have significant capital needs over the next five years which will need to be funded externally. Its manufacturing facility currently consists of eight separate buildings. The Company plans to consolidate operations which will result in the elimination of several manufacturing buildings and significantly reduce manufacturing costs. Many of the Company's aseptic filling, assembly and final packaging processes are labor intensive and in need of automation. Over the next several years, the Company plans to purchase high speed drug cartridge preparation and filling equipment as well as automated assembly and packaging equipment. This equipment will not only increase efficiency and capacity, but it will also result in less human contact with products during the manufacturing process. Finally, as part of STI's new product development efforts, the Company must purchase high cavitation molds for its new automatic injection devices.

On May 23, 1995, the Company entered into a loan agreement with The CIT Group/Equipment Financing, Inc. to assist in financing the capital investment program mentioned above which should improve profit margins. This arrangement will consist of a series of loans for the acquisition of production molds, high speed component preparation and filling equipment and facility renovations not to exceed a maximum aggregate of $3 million. Additional terms include repayment of each loan in sixty (60) equal monthly installments at an interest rate equal to the Treasury Yield (as published in the Wall Street Journal two business days prior to closing on a loan amount) plus 247 basis points.

The Company will continue to seek additional intermediate to long-term financing alternatives to underwrite the capital expenditures needed to keep pace with its long-range business plan. Proceeds from the CIT loan agreement

                     SURVIVAL TECHNOLOGY, INC.
                           FORM 10-Q
              For the Quarter ended April 30, 1995

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)


coupled with improving operating results in the fourth quarter are expected to improve the Company's liquidity position.


In April 1991, the Company signed a Loan Agreement pursuant to which Syntex Laboratories, Inc. agreed to lend $5.4 million to the Company to finance working capital requirements and capital expenditures designed to increase the production capacity of the Company's
Cartrix (TM) syringe system.  Effective January 1,
1993, the outstanding loan balance (approximately
$2.2 million) had a moratorium on principal repayments and was non-interest bearing through June 30, 1994.
Effective July 1, 1994, the outstanding loan balance began to bear interest at the same rate of interest the Company pays on its current commercial line of credit facility. Principal repayments resumed for the calendar quarter ended September 30, 1994 at the minimum of $200,000 per quarter reducing the outstanding loan balance to $1.6 million at April 30, 1995. The loan is subject to acceleration upon the occurrence of certain events.


BALANCE SHEET REVIEW

Working capital at April 30, 1995 was $2.7 million which represents a $2.3 million (46%) decrease from working capital of $5 million at July 31, 1994. This decrease was the result of higher bank borrowings and lower accounts receivable at the end of the current quarter which were partially offset by higher levels of inventory. Receivables decreased $858,500 (14%) due to lower sales of CytoGuard. Inventories increased
$2.1 million (75%) primarily in support of military auto-injector orders for the U.S. DoD and foreign allied government as well as increased orders for the EpiPen, all scheduled for delivery in the fourth quarter of fiscal 1995. Also contributing to these increased inventory levels were component purchases in anticipation of new product launches, which include the EpiE-ZPen and the Diazepam auto-injectors. Both of these new products are pending final approval by the

                     SURVIVAL TECHNOLOGY, INC.
                           FORM 10-Q
              For the Quarter ended April 30, 1995

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)


FDA. Prepaid expenses and other current assets increased $76,500 (13%) due primarily to the prepayment of annual FDA user fees during the second quarter of the current fiscal year.

Notes payable increased $2.9 million (83%) to fund inventory purchases and capital expenditures.
Accounts payable increased $544,100 (48%) in conjunction with increased levels of inventory discussed above.
Other liabilities and accrued expenses decreased
$262,600 (17%) due primarily to the payment of various taxes and employee benefits previously accrued for at July 31, 1994. Other long-term debt, including the current portion, decreased $62,600 (11%) as the Company continued to make payments on its non-interest bearing note payable to EM Industries, Inc. as well as payments on capital lease obligations incurred to finance the Company's fully integrated management information system.
Capital expenditures totalled $2.8 million during the first nine months of fiscal 1995 which consisted primarily of improvements designed to automate and validate current production processes at the Company's St. Louis manufacturing facility.



PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K:

         a. Reports on Form 8-K:

          There are no reports on Form 8-K filed by the Registrant during the three months ended
          April 30, 1995.

                     SURVIVAL TECHNOLOGY, INC.
                           FORM 10-Q
              For the Quarter ended April 30, 1995



                               SIGNATURES


          Pursuant to the requirement of the Securities
Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          SURVIVAL TECHNOLOGY, INC.
                                Registrant




June 14, 1995             By:  /S/James H. Miller
- -------------                  -------------------------
    Date                       James H. Miller
                               President and
                               Chief Executive Officer
                               (Principal Executive
                               Officer)





June 14, 1995             By:  /S/Jeffrey W. Church
- -------------                  ------------------------
    Date                       Jeffrey W. Church
                               Sr. Vice President-Finance
                               and Chief Financial Officer
                               (Principal Financial and
                               Accounting Officer)