Form 10-K
period 1995-07-31
SURVIVAL TECHNOLOGY INC
filed 1995-10-30
CIK 95676

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
(Mark One)                            FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended JULY 31, 1995.
                                         OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ___________ to ___________ .

Commission File Number 0-5958

                              SURVIVAL TECHNOLOGY, INC.
               (Exact name of registrant as specified in its charter)

            DELAWARE                                          52-0898764
(State or other jurisdiction                                (IRS Employer
of incorporation or organization)                           Identification No.)

2275 RESEARCH BOULEVARD, ROCKVILLE, MARYLAND                   20850
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:         301-926-1800

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.10
                                                            PAR VALUE

_______________________________________________________________________________


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of September 30, 1995, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the average of the high and low sales prices of such stock reported by the National Association of Securities Dealers, Inc. on such date, was approximately $11,038,300.

There were 3,086,538 shares of the Registrant's common stock outstanding as of September 30, 1995.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Survival Technology, Inc. definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended July 31, 1995 are incorporated by reference into Part III of this Form 10-K.

                                 (End of cover page)

                               TABLE OF CONTENTS

                                    PART I
                                                                    Page

Item 1.   BUSINESS

          General. . . . . . . . . . . . . . . . . . . . . . . . . .  4

          Products and Services. . . . . . . . . . . . . . . . . . .  5

            Automatic Injectors  . . . . . . . . . . . . . . . . . .  6

              Commercial Products . . . . . .  . . . . . . . . . . .  6

              Military Products. . . . . . . . . . . . . . . . . . .  7

            Contract Filling and Packaging . . . . . . . . . . . . .  9

            CytoGuard. . . . . . . . . . . . . . . . . . . . . . . .  9

            Services . . . . . . . . . . . . . . . . . . . . . . . . 10

          Competition. . . . . . . . . . . . . . . . . . . . . . . . 10

          Backlog and Renegotiation. . . . . . . . . . . . . . . . . 11

          Patents, Trademarks, and Licenses. . . . . . . . . . . . . 11

          Research and Development . . . . . . . . . . . . . . . . . 12

          Product Liability Insurance. . . . . . . . . . . . . . . . 13

          Government Regulation  . . . . . . . . . . . . . . . . . . 13

          Employees. . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 2.   PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . 15

Item 3.   LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . 16

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF
          SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . . 16

          EXECUTIVE OFFICERS OF THE REGISTRANT
          (Unnumbered Item)  . . . . . . . . . . . . . . . . . . . . 16

                               TABLE OF CONTENTS

                                    PART II
                                                                   Page


Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK
           AND RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . . 17

Item 6.   SELECTED FINANCIAL DATA. . . . . . . . . . . . . . . . . . 18

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS
          OF OPERATIONS. . . . . . . . . . . . . . . . . . . . . . . 19

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY
          DATA . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . 46


                                   PART III
Items 10
through 13.
        (Incorporated by reference to the definitive
          Proxy Statement for the Annual Meeting of
          Shareholders for the fiscal year ended
          July 31, 1995, which will be filed with the
          Securities and Exchange Commission not later
          than 120 days after the end of that fiscal
          year). . . . . . . . . . . . . . . . . . . . . . . . . . . 46


                                    PART IV


Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . 46

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 51

                                    PART I

ITEM 1.  BUSINESS
                                    GENERAL

Survival Technology, Inc. (hereinafter referred to as the "Company" or "STI") is a technology-based health care company that designs, develops and produces a broad range of automatic injectors ("auto-injectors"), prefilled syringes and other innovative health care devices, with a major focus on safe and convenient participation by the patient in injection therapy. The Company also supplies customized drug delivery system design, pharmaceutical research and development and GMP-approved sterile product manufacturing to pharmaceutical and biotechnology companies. The Company's products and services are designed to improve the medical and economic value of drug therapy.

The Company pioneered the development of auto-injectors for the self-administration of injectable drugs. An auto-injector is a spring-loaded, prefilled, pen-like device that allows a patient to automatically inject a precise drug dosage quickly, safely, reliably and without seeing the needle. One early application of auto-injectors has been the immediate self-injection of nerve gas antidotes by military personnel under battlefield conditions. STI is and intends to remain a key supplier of nerve gas antidotes to the U.S. and allied military forces. Auto-injectors also can be used effectively for emergency administration of drugs or to facilitate the easy administration of injectable drugs in any setting. The Company believes that auto-injectors help to reduce the fear of injection, simplify the injection procedure, ensure complete dose delivery, increase patient compliance and allow for cost-effective home health care treatment.

The Company currently has three commercial applications for its auto-injectors. One is an auto-injector for the self-injection of epinephrine to treat severe allergic reactions due to bee stings, insect bites, foods and other allergies. The second is an auto-injector for the self-injection of lidocaine to treat cardiac arrhythmias. The third application is a morphine-filled auto-injector for use in home health care pain management. The Company currently is developing several new auto-injectors (See "Research and Development") including some that will accommodate additional categories of drugs, while others will make auto-injectors more convenient and less expensive. The Company, together with pharmaceutical and biotechnology companies, currently is exploring additional applications for auto-injectors.

The Company also offers ready-to-use prefilled syringes and vials, including its proprietary Cartrix-TM- syringe system. STI invented and manufactures the CytoGuard-Registered Trademark-Aerosol Protection Device, a vial attachment used to protect medical professionals from inadvertent exposure to potentially dangerous drugs during reconstitution, particularly chemotherapeutics.

The following table sets forth the proportion of the Company's total revenues contributed by each of its classes of products and services for the last five fiscal years.



                                                    Year Ended July 31
                                                    __________________

      Product/Service Class:               1995    1994    1993   1992   1991
      ______________________              _____   _____   _____  _____  _____
      Automatic Injectors:

        Commercial Products                 39%     33%     19%    16%     7%

        Military Products                   41      29      43     15     54

      Contract Filling and Packaging         5       6      16     57     27

      CytoGuard                              6      12      12      9      7

      R&D Services                           9      12       6      1      1

      Divested Operations (1)                        8       4      2      4

                                          _____   _____   _____  _____  _____
                                           100%    100%    100%   100%   100%
                                          _____   _____   _____  _____  _____

      Total revenue in millions(2)        $25.5   $24.9   $30.1  $40.9  $46.7
                                          _____   _____   _____  _____  _____
                                          _____   _____   _____  _____  _____



(1) The Company's Medical Device Division was sold July 31, 1994 (See Note 4 in Notes to Consolidated Financial Statements) and its Outpatient Cardiac Care Division was sold in fiscal 1991.
(2) The Company has no significant foreign operations and operates in one industry segment. Reference is made to the three-year consolidated statements of income and Note 12 in Notes to Consolidated Financial Statements included herein pursuant to Part II of this Form 10-K for information concerning the Company's export sales and major customers.

The Company was incorporated in 1969 under the laws of Delaware.

                             PRODUCTS AND SERVICES

The Company's principal activities include: the development and production of automatic injector products including applications of injector technology for commercial use (emergency and non-emergency situations) where intramuscular or subcutaneous injection is the preferred method of drug delivery and for military use in the defense against chemical warfare; and complete sterile parenteral contract filling and packaging services for a broad range of sterile injectable dosage forms: vials, dental cartridges and pre-filled, ready-to-use syringes. The Company also supplies delivery system design and pharmaceutical research and development to major pharmaceutical and biotechnology companies.

The Company purchases, in the ordinary course of business, necessary raw materials and supplies essential to the Company's operations from numerous suppliers in the U.S. and overseas. There have been no availability problems or significant supply shortages. The Company procures inventory principally when supported by customer purchase orders and does not provide extended payment terms to any customer.

                              AUTOMATIC INJECTORS

STI pioneered the use of auto-injectors beginning in the late 1950's when a predecessor of the Company invented the auto-injector for military use. The Company's auto-injectors are disposable, prefilled automatic syringes with which a medically untrained person can quickly inject himself or another person with a drug. To date, auto-injectors have been used in life-threatening situations. However, the Company believes that their use can be extended from such situations to the self-administered treatment of both acute and chronic conditions in any setting.

COMMERCIAL PRODUCTS. Currently, the Company's principal commercial auto-injectors are the EpiPen-Registered Trademark- auto-injector and the EpiPen Jr.-Registered Trademark- auto-injector, a pediatric/adolescent version of the EpiPen. The EpiPen and EpiPen, Jr. are prescribed to patients at risk of anaphylaxis resulting from severe allergic reactions to bee stings, insect bites, foods, drugs and other substances as well as exercise-induced anaphylaxis. These auto-injectors permit the immediate self-injection of epinephrine, the drug of choice for emergency treatment of such conditions.

The Company is the leading manufacturer of automatic injectors used for emergency self-administration of epinephrine. These products compete with other available products for self-administration of epinephrine which are non-automatic. Since their introduction in 1980, the Company has manufactured and delivered 4.3 million EpiPens and EpiPen, Jr's. The EpiPen has a 27-month expiration date while the EpiPen, Jr. has a 20-month expiration date and should be replaced after that time.

The EpiPen has historically been a seasonal product (spring/summer) used predominately for the treatment of severe allergic reactions from bee stings and insect bites. The Company markets the EpiPen and EpiPen, Jr. through Center Laboratories, Inc. ("Center"), a subsidiary of E. Merck. The Company's exclusive marketing contract with Center extends until the year 2000 so long as certain minimum quantity requirements are met. Center has advised the Company that it is presently evaluating potential co-marketers to expand the promotion of the EpiPen in the U.S. for food allergy indications with a view to increase sales and to reduce the seasonality of this product. During fiscal 1995, Center signed a co-marketing agreement with ALK, Inc., a Danish Company, for international markets representing 13 countries abroad. Sales of EpiPen and EpiPen, Jr. accounted for $9.8 million (38%), $8.3 million (33%) and $5.4 million (18%) of the Company's total revenues in fiscal 1995, 1994 and 1993, respectively.

In August 1995, STI received approval from the Food and Drug Administration ("FDA") for its new generation EpiPen, the EpiE-ZPen-TM-, which is the first in a series of new commercial auto-injector products now in development at STI. The EpiE-ZPen has a more streamlined design to better serve the consumer market with additional safety features and product quality enhancements.
This new product, features a locking twist-top safety cap and push button activation. The Company plans to introduce this new product through Center during the second quarter of fiscal 1996 while continuing to sell the EpiPen. The EpiE-ZPen will be positioned to expand its use in U.S. and international markets for food allergy indications.

The Company also produces the LidoPen-Registered Trademark- auto-injector which is the same delivery system as the EpiPen, except that it is prefilled with lidocaine hydrochloride for self-injection by persons experiencing a serious cardiac event. The LidoPen is sold primarily in connection with the sale of the CardioBeeper-Registered Trademark- ECG transmitter previously sold by the Company. These sales have not been a significant source of revenue. STI will continue to supply the LidoPen auto-injector to Brunswick Biomedical Corporation under the terms of the Asset Purchase Agreement dated July 31, 1994. See Note 4 in Notes to Consolidated Financial Statements.

The Company entered into an agreement on July 23, 1993 to license and supply its morphine-filled auto-injector to Lotus Biochemical Corporation ("Lotus") for use in home health care pain management. STI will produce and supply this prescription product to Lotus for marketing to oncologists, pain specialists and other physicians with appropriate patients in home health care. STI's supplemental New Drug Application ("NDA") for the product's labeling is pending FDA approval. The exclusive U.S. licensing and supply agreement with Lotus is ten years (from date of agreement) with two five-year renewal options, and includes minimum purchase requirements.

On August 31, 1994, STI entered into a licensing agreement and long-term supply arrangement with Mylan Laboratories ("Mylan") for the development and production of a non-narcotic prescription drug for the management of pain, in a broad range of sterile injectable dosage forms including a vial, pre-filled syringe and an auto-injector. Under the terms of this agreement, STI will develop, license and produce the new product, which will be marketed by Mylan to family physicians, neurologists, pain specialists, hospitals, and health maintenance organizations. The introduction of this product is expected in fiscal 1998 pending FDA approval.

The Company is currently working with other pharmaceutical companies under development contracts to identify other drugs presently in sterile injectable dosage forms suitable for administration using STI's proprietary auto-injector delivery system.

MILITARY PRODUCTS. The Company's military contracts are for two types of auto-injectors developed by the Company. One type, the AtroPen, is capable of holding up to 0.8cc of a drug. The other type, the ComboPen, is capable of holding up to 3.0cc of a drug. The Company has developed and supplied the AtroPen and ComboPen to the U.S. Army combined (by a clip-like device) in one package known as the Mark I Antidote Kit ("Mark I"). The Company's military auto-injectors are intended to be used by military personnel under combat conditions for the self-administration of antidotes against the effects of chemical warfare. The United States and several allied foreign governments maintain stockpiles based upon the shelf-life of the antidotes (generally five years).

To date, all DoD procurements of AtroPens, ComboPens, and Mark I's have been restricted to sources qualified as Planned Industrial Producers for these items. The Company is currently the only DoD Planned Industrial Producer for the AtroPen, ComboPen and Mark I.

Sales of military auto-injector products were $10.5 million (41% of consolidated revenue) in fiscal 1995, of which $7.4 million related primarily to the industrial base maintenance contract (discussed below) with the U.S. Department of Defense ("DoD") with the balance derived from sales of auto-injectors to various allied foreign governments. This represents a 48% increase over the $7.1 million (29% of consolidated revenue) generated from sales of military auto-injectors in fiscal 1994, of which $5.7 million was derived from DoD contracts.

During the first quarter of fiscal 1996, STI's industrial base maintenance contract with the DoD was renewed through September 30, 1996 with two one-year renewal options through September 30, 1998. This contract calls for the retention of key personnel and facilities to assure expertise for manufacturing auto-injectors containing nerve gas antidotes, the storage of serviceable material from expired auto-injectors, the management of DoD's shelf-life extension program and new product orders. A surge capability provision allows for the coverage of defense mobilization requirements in the event of rapid military deployment. In addition, the contract has been expanded to include the pre-stocking of critical components at STI's St. Louis manufacturing facility to enhance readiness and mobilization capability. This contract is part of a newly designed program by the DoD to assure adequate supplies of critical items in the event of war.

Revenue from the base maintenance contract was $7.4 million, $5.7 million and $4 million in fiscal 1995, 1994 and 1993, respectively. This contract in fiscal 1996, along with anticipated production of auto-injectors, is expected to exceed fiscal 1995 revenues. In addition to the services already provided under this contract, the Company has also undertaken actions necessary to become a qualified manufacturer of the Diazepam auto-injector for the DoD. During the fourth quarter of fiscal 1995, the Company completed its development of the Diazepam auto-injector with the submission of a supplemental NDA by the DoD to the FDA This supplemental NDA is currently under review by the FDA who commenced their pre-approval inspection of STI's manufacturing facility during the first quarter of fiscal 1996. Approval is expected in fiscal 1996 with initial deliveries of Diazepam auto-injectors to begin immediately following FDA approval.

The U.S. Government is currently investigating new automatic injection delivery systems, as well as new drugs and antidotes, to be placed in new or existing automatic injectors. During the current year, the Company completed the initial phase of its contract with the U.S. Army to develop a single, multi-chamber automatic injector. In August 1995, STI submitted several proposals in response to the Army's request to evaluate and consider producing an alternative version of this product. The Company's recommendations for proceeding with the development of alternative designs of this auto-injector are currently under review by the Army. A final decision from the Army on STI's proposal is expected during the second quarter of fiscal 1996. If developed, the earliest practical date for fielding this new injector would be fiscal 1998. Procurement and deployment of such a multi-chamber auto-injector would likely replace the Mark I and reduce the current domestic market for AtroPen and ComboPen auto-injectors over time.

Sales of STI's auto-injectors containing nerve gas antidotes to allied foreign governments increased $1.6 million from $1.4 million in fiscal 1994 to $3 million in fiscal 1995. This increase is attributable to the Company's competitive bid for a foreign military contract anticipating a lower margin in pursuit of contract award. This was done in an effort to better position STI for additional future business and minimize bid losses to a competitor with local manufacturing operations, which occured in fiscal 1994. The Company is implementing a cost reduction program covering its military product line to improve margins and secure additional business in the highly competitive international marketplace.

The Company has also introduced auto-injector systems that can store compounds in dry form and mix them in solution prior to administration. Limited quantities of this product (BinaJect) have been manufactured and sold to a foreign allied government. Many of the new nerve agent antidotes require this technology because of their limited shelf-life or instability in solution. In addition, market expansion efforts in regions subject to high temperatures will also require this specialized auto-injector drug delivery system. All export sales of military auto-injectors require U.S. State Department approval.


                        CONTRACT FILLING AND PACKAGING

STI has complete sterile parenteral contract filling and packaging services for a broad range of sterile injectable dosage forms which includes vials, dental cartridges and pre-filled ready-to-use syringes. The Company's proprietary Cartrix-TM- syringe system is a line of unit-dose, disposable, prefilled syringes suitable for a broad range of injectable drugs. The Company fills Cartrix syringes and other lines of vials, dental cartridges and syringes with pharmaceuticals supplied by the contracting party and formulated by the Company to the contracting party's specifications. Revenues from these activities aggregated $1.2 million and $1.6 million in fiscal years 1995 and 1994. During the current year, STI completed purchase orders on behalf of Cephalon, Inc. ("Cephalon") to fill and package clinical supply material with myotrophin for the treatment of ALS (Lou Gehrig's) disease. Sales to Cephalon generated revenues of $754,000 and $1.1 million in fiscal years 1995 and 1994, respectively. The Company signed a clinical supply agreement with Cephalon in fiscal 1995.

STI also designs and manufactures delivery systems tailored to the requirements of its customers' products. Presently, these arrangements, in the aggregate, do not produce significant revenues. The Company entered into an agreement during the first quarter of fiscal 1996 with GenRx, Inc., an affiliate of Apotex, Inc. the largest Canadian based pharmaceutical company, to produce two injectable drug products for marketing in the United States. STI is actively negotiating with other pharmaceutical companies for continued expansion of this business which includes syringes with sterile water used to reconstitute drugs in a dry compound state.


                                   CYTOGUARD

The Company invented and now manufactures the patented CytoGuard-Registered Trademark- Aerosol Protective Device. The CytoGuard is a vial attachment used to reduce the risk of exposure of health care professionals while reconstituting toxic drugs, particularly chemotherapeutics, being administered to patients. The Company has an exclusive License and Supply Agreement with a subsidiary of Bristol Myers-Squibb ("BMS") through December 1996 for the distribution of CytoGuard in the United States. The Company continues to explore new uses for CytoGuard combined with opportunities in international markets which have not materialized to date. Production and delivery of CytoGuards generated revenues of $1.6 million (6%), $3 million (12%) and $3.6 million (12%) of consolidated sales in fiscal years 1995, 1994 and 1993, respectively. During fiscal 1994, the Company under the direction of BMS, changed the packaging of this product from a single unit to a multi-unit package. This change in distribution coupled with lower in-market sales of BMS' products had a negative impact on sales of CytoGuard in fiscal 1995 and 1994. This trend will continue to adversely effect fiscal 1996 CytoGuard sales.


                                   SERVICES

STI provides fully validated formulation and aseptic filling services and regulatory assistance for those pharmaceutical and biotechnology companies not currently possessing such capabilities. The Company also supplies customized drug delivery system design, GMP-approved sterile product manufacturing and pharmaceutical research and development to a number of different companies. Development programs include feasibility and stability studies as well as the manufacturing of clinical trial materials in the Company's St. Louis pilot plant. If feasibility and stability studies are successful and all regulatory approvals are received, the Company anticipates contracts in the coming years to manufacture these products in vials, prefilled syringes or STI's proprietary auto-injector systems. Revenue from customer-funded research and development activities were $2.3 million, $2.9 million and $1.8 million in fiscal years 1995, 1994 and 1993, respectively. The Company expects fiscal 1996 revenues from funded R&D activities to be comparable with fiscal 1995.


                                  COMPETITION

The Company operates in a highly competitive sector of the health care industry. STI competes directly with companies that manufacture drug injection devices and indirectly with companies that develop and market drug delivery systems which are alternatives to injection. Competition from large pharmaceutical companies, joint ventures, and others is intense and expected to increase. Many of these companies have substantially greater capital resources, larger research and development staffs and facilities than the Company, and substantially greater experience in the manufacturing and marketing of pharmaceutical products as well as obtaining regulatory
approvals.   The activities of these entities represent significant long-term competition for the Company.

STI's auto-injectors compete with a number of other drug delivery systems, including those for the self-injection of epinephrine for treating anaphylaxis, which are not automatic. The Company's military auto-injectors compete in price and quality with auto-injectors sold by companies in Holland, South Korea and Israel. Major competitors in this area are Solvay Duphar B.V. and Astra Tech, both large international pharmaceutical manufacturers as well as Shalon Ltd, an Israeli-based manufacturer of chemical protective equipment, including auto-injectors.

The Company's contract filling and packaging services are in an intensely competitive field which is presently dominated by larger pharmaceutical companies, many having greater resources than the Company, and other disposable, prefilled syringe systems presently available which can be less expensive. A very small group of independent companies and a few pharmaceutical companies offer contract syringe filling services similar to those that the Company offers.


                          BACKLOG AND RENEGOTIATION

As of July 31, 1995, the Company had a backlog of orders approximating $3.8 million, of which $2.5 million related to production and delivery of commercial products and services and $1.3 million related to military products. The majority of this backlog is scheduled to be completed during the first quarter of fiscal 1996. This compares with commercial product sales backlog of $2.1 million and military auto-injector sales backlog of $922,500 at July 31, 1994. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein pursuant to
Part II of this Form 10-K.

There is no material portion of the Company's business which is subject to renegotiation of profits. The Company's supply contracts with the DoD are subject to post-award audit and potential price redetermination. From time to time, the DoD makes claims for pricing adjustments with respect to completed contracts. At present, no claims are pending.

All U.S. Government contracts provide that they may be terminated for the convenience of the Government as well as for default. Upon termination for convenience of cost reimbursement type contracts, the Company would be entitled to reimbursement of allowable costs plus a portion of the fixed or target fee related to work accomplished. Upon convenience termination of fixed-price contracts, the Company normally would be entitled to receive the contract price for items which have been delivered under the contract, as well as reimbursement for allowable costs for undelivered items, plus an allowance for profit thereon or adjustment for loss if completion of performance would have resulted in a loss. No such contract terminations are anticipated by the Company.


                       PATENTS, TRADEMARKS, AND LICENSES

The Company considers its proprietary technology to be important in the development, marketing and manufacture of its products and seeks to protect its technology through a combination of patents and confidentiality agreements with its employees and others. Patents covering important features of the Company's current principal auto-injector products have expired. This loss of patent protection could have an adverse affect on the Company's revenues and results of operations. STI is currently developing a new generation of auto-injector products (See "Research and Development" following) for which a number of patents have been granted to the Company. During fiscal 1995,

1994 and 1993, the Company was granted U.S. patent protection for several of its new auto-injector drug delivery systems, designed for fast and reliable patient self-administration of the expanding range of new pharmaceutical and biotechnology products that require injection. Some of these patents cover the EpiE-ZPen, whose product launch is expected in fiscal 1996, as previously discussed above under "Commercial Products".

The Company intends to file for additional patent protection for all of its new products currently under development. These products are expected to replace or supplement the Company's existing line of auto-injectors over time. Patent protection for the technology acquired from Medimech, which offers broad potential for both military and commercial medical products, has been filed in the United States and abroad. The Company has several important patents related to thrombolytic therapy. These patents broaden the Company's patent protection, especially in the area of intramuscular administration of protein thrombolytic agents, including t-PA.

The Company owns a number of trademarks in the U.S. and other countries. The Company is also licensed in the U.S. and other countries under patents and trademarks owned by others. In the aggregate, these trademarks and licenses are of material importance to the Company's business, with the most significant being the license and supply agreements with a division of American Home Products Corporation ("licensor") which grants the Company an exclusive license to manufacture, use and sell the licenser's patented product within the Company's auto-injectors (ComboPens). The term of the supply agreement extends through fiscal 1997 and automatically continues for consecutive one-year renewal periods.


                           RESEARCH AND DEVELOPMENT

The Company expended $943,000, and $1,024,600, and $904,100 on research and development activities in fiscal 1995, 1994 and 1993, respectively. The Company intends to continue to expend funds on the activities discussed below and expects that amounts spent on research and development in fiscal 1996 to be comparable with prior year amounts.

STI is currently developing a new family of auto-injectors to accommodate the expanding variety of injectable drugs that demand safe and convenient patient self-administration. These new auto-injectors are designed for use in emergency situations and for any episodic treatment where an intramuscular or subcutaneous injection is the preferred drug delivery method. The Company is currently exploring certain applications of these new auto-injectors which will be subject to certain regulations prior to the product reaching the marketplace. See "Government Regulation" following.

The Company has patented auto-injector systems that can store compounds in dry form and reconstitute them in solution prior to administration. An increasing array of biotechnology products and many traditional therapies require this technology because of their limited shelf-life or instability in solution. STI also has a single-chambered auto-injectors for intramuscular and subcutaneous injection which utilize a very thin (27 gauge) needle for potential new applications.

                          PRODUCT LIABILITY INSURANCE

The Company maintains product liability coverage for its medical products and its commercial pharmaceutical products, including the LidoPen, EpiPen, EpiPen Jr., and the Cartrix syringe system. The Company will continue to maintain liability insurance as it relates to divested operations to cover any potential claims incurred but not reported prior to their disposition. The Company's management is of the opinion that, with respect to amounts, types, and risks insured, the insurance coverage is adequate for the business conducted by the Company.


                          GOVERNMENT REGULATION

The business of the Company is highly regulated by governmental entities, including the FDA and corresponding agencies of states and foreign countries. The summary below does not purport to be complete and is qualified in its entirety by reference to the complete text of the statutes and regulations cited herein.

As a manufacturer of auto-injectors and prefilled syringes, the Company's products are subject to regulation by the FDA under the Federal Food, Drug and Cosmetic Act ("Act"). All of the Company's auto-injectors are "new drugs" and may be marketed only with the FDA's approval of a NDA or a supplement to an existing NDA. The Company currently holds approved NDAs for each of its existing auto-injector products. The use of the Company's existing auto-injectors to administer FDA approved drugs generally would require the filing of a NDA or supplement to an existing NDA. In addition, the introduction of the Company's new generation auto-injectors, such as the EpiE-ZPen which received approval in August 1995, will require FDA approvals based on data demonstrating the safety and effectiveness of the drug delivered by these auto-injectors. There is no assurance that the NDAs will be processed in a timely manner or that FDA ultimately will approve such NDAs.

The Company's Cartrix and other prefilled syringe systems are also regulated as drugs; however, the requisite FDA approval is held by the supplier of the drug that the Company fills into the syringe. To the extent the Company's auto-injectors or Cartrix syringe system are expected to be used to administer new drugs under development, FDA approval to market such drugs first must be received by the pharmaceutical manufacturer. Obtaining the requisite FDA approval is a time consuming and costly process through which the manufacturer must demonstrate the safety and effectiveness of a new drug product.

The Cytoguard Aerosol Protection Device is regulated and currently marketed as a medical device. Certain of the Company's new auto-injectors also may be regulated as medical devices. Such devices are subject to a pre-market notification process. The requisite FDA filing must contain information that establishes that the new product is substantially equivalent to an existing device available for the same intended use. The FDA must either approve or deny the application or require further information within

90 days of its submission. Products which do not receive approval through the FDA's pre-market notification process are subject to the FDA's much lengthier and more complex pre-marketing approval procedures.

In connection with its manufacturing operations, the Company must comply with a variety of regulations, including the FDA's Good Manufacturing Practice ("GMP") regulations, and its manufacturing facilities are subject to periodic inspections. The Company's St. Louis facility is currently under an inspection by the FDA which began in October 1995. The Company believes this inspection will be completed during the second quarter of fiscal 1996 and to date, there have been no substantive issues brought to management's attention. There can be no assurance that the FDA will complete its inspection without any significant issues.

Suppliers of bulk drugs for filling into the Company's syringe systems, as well as some subcontractors who manufacture components for the Company's medical devices, also are subject to FDA regulation and inspection. The Company has only limited control over these other companies' compliance with FDA regulations. Failure of these companies to comply with FDA requirements could adversely affect the Company's ability to procure component parts, market finished products and may cause the Company's products made with non-compliant components to be adulterated or misbranded in violation of the Act, subjecting the products to a variety of FDA administrative and judicial actions.

The FDA is empowered with broad enforcement powers. The FDA may initiate proceedings to withdraw its approval for marketing of the Company's products should it find that the drugs are not manufactured in compliance with GMP regulations, that they are no longer proven to be safe and effective, or that they are not truthfully labelled. Noncompliance with GMP regulations also can justify nonpayment of an existing government procurement contract and, until the deficiencies are corrected to FDA's satisfaction, can result in a nonsuitability determination, precluding the award of future procurement contracts.

For any of the Company's auto-injectors and syringe systems, noncompliance with FDA regulations could result in civil seizure of the drugs, an injunction against the continued distribution of the drugs or criminal sanctions against the Company. The Company's medical devices also are subject to seizure by the FDA through administrative or judicial proceedings.
 In addition, the FDA may impose civil money penalties for most violations of law and may order that defective devices be recalled, repaired or replaced or that purchasers be refunded the cost of the device.

The Company also is subject to regulation by other federal and state agencies under various statutes, regulations and ordinances, including environmental laws, occupational health and safety laws, labor laws and laws regulating the manufacture and sale of narcotics.

                                   EMPLOYEES

As of September 30, 1995, the Company employed a total of 260 employees; 221 employees work at the Company's plant and warehouse facilities in St. Louis, Missouri; 9 employees work at the Company's facility in the United Kingdom and 30 employees work at the Company corporate headquarters in Rockville, Maryland (see "Properties"). Effective March 1, 1994, the Company entered into a five-year agreement with the Teamsters Local Union No. 688 ("Teamsters") which is affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America. Teamsters are the exclusive agent for all production and maintenance employees of the Company at its St. Louis facility. Approximately 117 employees are covered by this collective bargaining agreement. The new labor union contract did not significantly change the mix of benefits previously provided to such employees.


ITEM 2. PROPERTIES

The Company's corporate headquarters occupy approximately 17,000 square feet in an executive office building complex located in Rockville, Maryland. STI signed a ten-year lease agreement for this office space beginning January 1992. This facility contains corporate administration; human resources; finance; commercial business development; regulatory affairs; and product, design and development functions. During the fourth quarter of fiscal 1995, the Company initiated a restructuring plan which may include the relocation of its corporate office in fiscal 1996 to reduce occupancy costs and possible sublease of current office space. See Note 3 in Notes to Consolidated Financial Statements.

The Company's primary pharmaceutical operations are located in St. Louis, Missouri. These facilities are used primarily for formulation, aseptic filling, assembly and final packaging of the Company's auto-injectors and prefilled syringes. The St. Louis manufacturing facilities consist of eight separate buildings occupying approximately 90,000 square feet. The principal St. Louis facilities are leased pursuant to lease agreements which begin to expire in fiscal 1996 and 1997 but contain renewal options for additional five-year and ten-year periods. See "Leases" in Note 10 of the Notes to Consolidated Financial Statements included herein pursuant to Part II of this Form 10-K.

STI International Limited is located in the Medway City Industrial Estate, an enterprise zone in Rochester, Kent in the United Kingdom. The facility consists of one modern building occupying approximately 4,200 square feet. Prior to STI's acquisition of Medimech's assets, the facility was used primarily for aseptic assembly and final packaging of Medimech's automatic injector products. Presently, this facility is used as a sales and marketing office to promote STI's commercial and military products in Europe and the Middle East. During the fourth quarter of fiscal 1995, the Company re-activated this facility to assemble and package the Mediject morphine auto-injector under a contract with the United Kingdom Ministry of Defense. The facility is leased pursuant to a lease which expires in 2010.

The Company believes that its current production facilities in St. Louis, Missouri are suitable and adequate for the Company's purposes. The Company is re-evaluating the timing and extent of plans to modify its existing pharmaceutical facility or pursue the acquisition of a new pharmaceutical production facility to consolidate existing pharmaceutical production facilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein pursuant to Part II of this Form 10-K.


ITEM 3. LEGAL PROCEEDINGS

Information required by this Item 3 is included in Note 10 "Commitments and Contingencies - Litigation," of the Notes to Consolidated Financial Statements included herein pursuant to Part II of this Form 10-K.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted by the Company during the fourth quarter of fiscal 1995 to a vote of security holders, through the solicitation of proxies, or otherwise.


                     EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists, as of September 30, 1995, the names and ages of all executive officers of the Company, and their positions and offices held with the Company.

                                        Present Positions
                                        _________________
Name                             Age    with the Company
____                             ___    ________________

James H. Miller                  57     President and
                                        Chief Executive Officer

Jeffrey W. Church                38     Sr. Vice President-Finance and
                                        Chief Financial Officer

Glenn F. Wickes, Jr.             50     Sr. Vice President-Pharmaceutical
Operations

O. Napoleon Monroe, III          49     Vice President

There are no family relationships among the executive officers and directors of the Company as a group.

Mr. Miller joined the Company as President in June 1989 and was elected Chief Executive Officer in June 1990. In November 1993, Mr. Miller assumed the additional post of chairman and chief executive officer of Brunswick Biomedical Corporation while continuing his position with STI. Prior to joining the Company, Mr. Miller served as Executive Vice President of Beecham Laboratories from February 1987 to May 1989, responsible for the Pharmaceutical and Animal Health Divisions. Prior to joining Beecham, Mr. Miller spent ten years with Frank J. Corbett, Inc. (Advertising Agency) as Executive Vice President and fourteen years in marketing management with Abbott Laboratories.

Mr. Church joined the Company in April 1986 as Corporate Controller, became Vice President - Finance and Chief Financial Officer in June 1988 and became Senior Vice President - Finance and Chief Financial Officer in November 1994. Prior to joining the Company, Mr. Church was with the accounting firm of Price Waterhouse LLP in Baltimore, MD for seven years.

Mr. Wickes joined the Company as Vice President of Pharmaceutical Operations in August 1993 and became Senior Vice President of Pharmaceutical Operations in November 1994. Prior to joining the Company, Mr. Wickes served as Executive Vice President of Duoject Medical Systems from December 1991 to July 1993, responsible for new business development and technical affairs for this specialized drug delivery company. Prior to joining Duoject, Mr. Wickes was Director of Operations, Marketing and New Business Development for Adria Sterile Products, Inc. from April 1988 until December 1991. Prior to joining Adria, Mr. Wickes held senior executive positions at Summa Manufacturing Corporation and Ben Venue Laboratories, Inc.

Mr. Monroe was elected Vice President in June 1988. Since joining the Company in 1974, Mr. Monroe has held positions in project management, materials management, and planning and development.


                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

The Company's common stock is traded in the over-the-counter market and is quoted in the NASDAQ National Market System under the symbol STIQ. Market quotations do not necessarily reflect actual transactions and do not reflect inter-dealer prices without retail mark-up, mark-down or commission. The following table sets the high and low sales prices of the Company's common stock in the over-the-counter market, for each fiscal quarter during the two year period ended July 31, 1995, as reported by the National Association of Securities Dealers, Inc.


                           1995                        1994
                    _________________           __________________
      Quarter        High       Low             High       Low
      ____________________________________________________________


      First         $8 3/4     $6 1/2           $14 3/4    $ 8 3/4
      Second         9 1/4      6 3/4            14 1/2     12
      Third         10          7 1/4            13 1/2     11
      Fourth         9 1/2      7 1/4            12          6 1/2
      ____________________________________________________________


The Board of Directors has not declared any dividends on the Company's stock since its organization. As of September 30, 1995, the number of shareholders of record was 412.

ITEM 6.     SELECTED FINANCIAL DATA

Survival Technology, Inc. - Five-Year Summary of Operations and Financial Information

(In Thousands, Except Per Share Data)


Year Ended July 31           1995       1994       1993       1992       1991

Operations:

Net sales                  $25,487    $24,856    $30,075    $40,931    $46,661
Gross profit                 8,259      8,657      9,726      8,133      9,860
Operating income (1)           890      1,928      3,111      2,153      3,068
Gain on sale of Medical
  Device Division                       1,562
Other income (expense),
  net                         (180)        81       (106)       158        (10)

Income before income
  taxes and extraordinary
  item                         710      3,571      3,005      2,311      3,058
Provision for income tax       250      1,442      1,160        634      1,242
                           ________   _______    ________   _______    ________
Income before
  extraordinary item           460      2,129      1,845      1,677      1,816
Extraordinary item                                               37      1,162
                           ________   _______    ________   _______    ________

Net income                 $   460    $ 2,129    $ 1,845    $ 1,714    $ 2,978
                           ________   _______    ________   _______    ________
                           ________   _______    ________   _______    ________

Per share data:
Income before
  extraordinary item         $ .15      $ .68      $ .60      $ .55      $ .60
Extraordinary item                                              .01        .39
                           ________   _______    ________   _______    ________

Net income                   $ .15      $ .68      $ .60      $ .56      $ .99
                           ________   _______    ________   _______    ________
                           ________   _______    ________   _______    ________

Average common shares
  and common share
  equivalents outstanding    3,102      3,118      3,092      3,086      3,004
                           ________   _______    ________   _______    ________
                           ________   _______    ________   _______    ________

Financial position:

Current assets             $11,553    $10,227    $10,022    $13,937    $12,271
Working capital              3,668      5,193      5,635      5,782      4,190
Fixed assets, net           14,209     11,893      9,801      7,818      5,334
Total assets                27,715     24,201     21,911     22,487     18,383
Long-term debt               1,486      1,620      2,740      2,014      1,477
Shareholders' equity        16,150     15,690     13,558     11,149      8,799


(1) Fiscal 1995 operating income includes a restructuring charge of $450,000.

The Company has not declared any dividends on its common stock since its inception.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion and analysis of financial condition and results of operations cover the fiscal years ended July 31, 1995, 1994 and 1993.

RESULTS OF OPERATIONS

1995 AND 1994

The Company reported net income of $257,300 ($.08 per share) and $460,500 ($.15 per share) on sales of $8.5 million and $25.5 million for the fourth quarter and fiscal year ended July 31, 1995. This compares with net income of $973,900 ($.31 per share) and $2.1 million ($.68 per share) on sales of $5.8 million and $24.9 million for the quarter and fiscal year ended July 31, 1994. Fiscal 1994 operating results include a $953,000 ($.30 per share) non-recurring gain, net of tax, from the fourth quarter sale of the Company's Medical Device Division ("MDD"). Fiscal 1995 operating results were adversely effected by a $292,500 ($.09 per share) restructuring charge, net of tax, recorded in its fourth quarter. Absent this restructuring charge in fiscal 1995 and the non-recurring gain in fiscal 1994, fourth quarter earnings in the current year would have improved by 528,900 ($.17 per share) over this same prior year period and earnings for the fiscal year ended July 31, 1995 would have decreased by $422,500 ($.14 per share) or 36% when compared with fiscal 1994 operating results.

Operating income for the fourth quarter increased from $61,000 in fiscal 1994 to $905,000 in fiscal 1995 before restructuring charges. This improvement resulted from increased revenues from continuing operations of $2.9 million (absent revenues from the MDD) coupled with higher gross margins (33% in fiscal 1995 compared with 27% in fiscal 1994). This revenue increase can be attributed to higher sales of both military auto-injectors ($1.7 million) and commercial products ($1.2 million). Also contributing to these favorable variances was the absence of revenue in the fourth quarter of fiscal 1994 due to the previously reported shutdown of the Company's St. Louis manufacturing facility in late July 1994 for maintenance and repairs to production support equipment. The plant was reactivated in late August 1994.

Revenues in fiscal 1995 increased $2.5 million (11%) over the prior year, exclusive of the $1.9 million in revenues generated by the MDD which was sold in fiscal 1994. Contributing to this sales improvement was a $3.4 million (48%) increase in military product sales which was partially offset by a $900,000 (6%) decrease in commercial sales. While current year revenues were increasing over the prior year, gross margins were decreasing from 35% in fiscal 1994 to 32% in the current fiscal year. This decline in gross margins is attributable to several factors including the plant shutdown discussed above, lower revenues from funded R&D activities and lower margin foreign military auto-injector sales. The Company's competitive bid for this foreign military contract anticipated a lower margin in pursuit of contact award to better position itself for future business.

Military product sales in fiscal 1995 consisted of $7.4 million in revenue from the U.S. Department of Defense ("DoD") which represents a $1.8 million (31%) increase over fiscal 1994. This was the result of increased orders by the DoD for incremental product under the base maintenance contract during the current year. Foreign military sales were $3 million in fiscal 1995 which represents a $1.6 million (113%) increase over the prior year. This increase is attributable to the Company's competitive bid for a foreign military contract anticipating a lower margin in pursuit of contract award. This was done in an effort to better position STI for additional future business and minimize bid losses to a competitor with local manufacturing operations, which occured in fiscal 1994. The Company is implementing a cost reduction program covering its military product line to improve margins and secure additional business in the highly competitive international marketplace.

The base maintenance contract is a continuation of the program adopted in 1993 by the DoD to assure adequate supplies of critical items in the event of war. STI is the only U.S. supplier of nerve gas antidote auto-injectors, which were widely deployed by the allied forces during the Persian Gulf War. This contract calls for the retention of key personnel and facilities to assure expertise for manufacturing auto-injectors containing nerve gas antidotes, the storage of serviceable material from expired auto-injectors, the management of the DoD's shelf-life extension program and new product orders. A surge capability provision allows for the coverage of defense mobilization requirements in the event of rapid military deployment. Moreover, the contract has been expanded to include the pre-stocking of critical components at STI's St. Louis manufacturing facility to enhance readiness and mobilization capability. This contract represents a cost-saving measure for the Government by allowing the DoD to consolidate its warehouse depots and personnel necessary to manage this material.

During the first quarter of fiscal 1996, the Company was awarded a new base maintenance contract through September 1996 with two one-year renewal options. This will be the fourth consecutive year in which STI has contracted with the DoD under this unique program. In addition to the services already provided under this contract, the Company has undertaken actions to become a qualified manufacturer of the Diazepam auto-injector for the DoD. During the fourth quarter of fiscal 1995, the Company completed its development of the Diazepam auto-injector with the submission of a supplemental NDA by the DoD to the FDA. This supplemental NDA is currently under review by the FDA who commenced their pre-approval inspection of STI's manufacturing facility during the first quarter of fiscal 1996. Approval is expected in fiscal 1996 with initial deliveries of Diazepam auto-injectors to begin immediately following FDA approval.

The decline in commercial sales is attributable to lower revenues from both CytoGuard sales and funded R&D activities. These lower revenues were partially offset by a strong growth in revenues from the Company's EpiPen-Registered Trademark- auto-injector. The EpiPen contains epinephrine and is indicated for self-injection by persons who are at risk for severe allergic reactions to bee stings, insect bites and ingestion of certain foods. Sales of EpiPen aggregated $9.8 million in fiscal 1995 which represents a $1.4 million (17%) increase over fiscal 1994. This increase is primarily attributable to expanded promotional efforts over the last two years by Center Laboratories, Inc. ("Center"), STI's exclusive distributor of the EpiPen. The Company anticipates EpiPen sales to continue improving over prior year levels with Center's continuing expansion of marketing efforts in the U.S. and international markets coupled with the new EpiE-ZPen-TM- launch planned for early calendar year 1996. This new injector which received FDA approval in August 1995, has additional safety features and user convenience enhancements to better serve the consumer market and will be positioned to expand epinephrine auto-injector use in the U.S. and abroad.

The Company's patented CytoGuard Aerosol Protective Device-Registered Trademark-, which is sold exclusively in the United States to Bristol-Myers Squibb ("BMS") is designed to reduce the risk of exposure of health care professionals while reconstituting toxic drugs being administered to patients, such as chemotherapeutics. CytoGuard revenues were $1.6 million in fiscal 1995, which represents a 48% decrease from the $3 million recognized in fiscal 1994. During fiscal 1994, the Company under the direction of BMS, changed the packaging of this product from a single unit to a multi-unit package. Creation of inventories of the new multi-unit package coupled with lower in-market sales of BMS' products resulted in lower CytoGuard sales in STI's fiscal 1995 with this decline expected to continue in fiscal 1996.

STI is continuing to work with a number of pharmaceutical and biotechnology companies to formulate their drugs for use in the Company's proprietary drug delivery systems. Revenues from these development contracts during the current year were $2.3 million, which represents a $598,000 (21%) decrease from last year. Fiscal 1996 revenues from these activities are expected to be comparable to the current fiscal year. Development programs include feasibility and stability studies as well as the manufacturing of clinical trial materials in the Company's St. Louis pilot plant. If feasibility and stability studies are successful and all regulatory approvals are received, the Company anticipates contracts in the coming years to manufacture these products in vials, prefilled syringes or STI's proprietary auto-injector systems.

Selling, general and administrative expenses ("SG&A") decreased $298,300 (7%) during fiscal 1995 when compared with fiscal 1994. This decrease resulted primarily from the absence of SG&A expenses related to the MDD which was sold in July 1994. During the fourth quarter of the current fiscal year, a restructuring plan was approved by the Company's Board of Directors resulting in a $450,000 restructuring charge against operations. Certain organizational changes will be implemented during fiscal 1996 to streamline reporting relationships designed to provide a better strategic focus within the Company. To this end, the Company is exploring various alternatives relating to occupancy cost reductions at its corporate headquarters in Rockville, Maryland. See Note 3 in Notes to Consolidated Financial
Statements.   This restructuring plan is expected to further reduce SG&A expenses in fiscal 1996 and beyond.

Research and development expenditures remained relatively constant decreasing $81,600 (8%) in the current year. The Company remains focused on development efforts related to its new generation auto-injector products designed for outpatient/in-home use. These products target infrequent injection of medication in acute episodes of disease as well as treatment of chronically ill patients. The Company expects R&D expenses in fiscal 1996 to be comparable to fiscal 1995.

Depreciation and amortization increased $570,100 (46%) in fiscal 1995 when compared with the prior year. The Company continues to invest significantly in capital expenditures (see "Balance Sheet Review") and, as previously reported, expected depreciation expense to increase in the current period and
in future periods.   Also contributing to this increase was the accelerated
amortization/write-off of certain patent costs which the Company does not believe will provide previously anticipated future benefit.

Other income, net of other expenses, decreased $1.9 million in the current fiscal year primarily due to the $1.6 million pre-tax gain on the sale of the MDD in fiscal 1994. See Note 4 in Notes to Consolidated Financial Statements. Also contributing to this increase was higher interest expense of $302,300 in fiscal 1995 due to higher levels of bank borrowings as well as the commencement of interest payments on the outstanding note payable to Syntex Laboratories, Inc. (see "Liquidity and Capital Resources" following).


1994 AND 1993

The Company reported net income of $2,128,500 ($.68 per share) on sales of $24.9 million for the fiscal year ended July 31, 1994. This represents a 15% increase in net income when compared with net income of $1,844,600 ($.60 per share) on sales of $30.1 million for the prior year. Fiscal 1994 net income includes a non-recurring gain, net of tax, of $953,000 ($.30 per share) on the sale of the Company's MDD. See Note 4 in Notes to Consolidated Financial Statements. Sales of the MDD's products, principally electronic heart monitoring medical devices, known as CardioBeeper-Registered Trademark- ECG transmitters, generated revenues of $1.9 million and $1.35 million in fiscal years 1994 and 1993, respectively.

In fiscal 1994, the decline in revenues was primarily due to the termination of the Company's Manufacturing and Packaging Agreement with Syntex Laboratories, Inc. ("Syntex") in the first quarter of fiscal 1993 coupled with the anticipated decline in revenues from military products. Sales to Syntex with their drug Toradol-Registered Trademark- accounted for $4 million in revenue in fiscal 1993. Also contributing to this sales decline were lower international sales of STI's military auto-injectors. Military product sales decreased $5.9 million (45%) to $7.1 million in the current fiscal year when compared with the prior year. The Company bid on a foreign military auto-injector contract which called for deliveries in the second half of fiscal 1994. The contract was awarded, in its entirety, to a competitor with local manufacturing operations.

Increased sales of commercial products (exclusive of Toradol) partially offset the decline in sales mentioned above. Revenue from commercial products increased $4.7 million (36%) from $13.1 million in fiscal 1993 to $17.8 million in fiscal 1994. This increase resulted from higher sales of the Company's EpiPen auto-injector and its contract filling and packaging services coupled with growth in auto-injector development contracts.

Sales of EpiPen aggregated $8.3 million in fiscal 1994 which represents an increase of $2.9 million (54%) over fiscal 1993. This increase is primarily attributable to expanded promotional efforts by Center. CytoGuard revenues were $3.1 million in fiscal 1994, which represents a 14% decrease from the $3.6 million in fiscal 1993 due to the packaging change of this product as previously discussed.

Revenues from development contracts during fiscal 1994 increased $1.1 million (59%) to $2.9 million. Development programs include feasibility and stability studies as well as the manufacturing of clinical trial materials in the Company's St. Louis pilot plant. If feasibility and stability studies are successful and all regulatory approvals are received, the Company anticipates contracts in the coming years to manufacture these products in vials, prefilled syringes or STI's proprietary auto-injector systems.

The industrial base maintenance contract, generated revenues of $5.7 million in fiscal year 1994 and $4 million in the prior fiscal year. With no comparable revenues from this contract in the first quarter of fiscal 1993 and no incremental product deliveries during fiscal 1993, a $1.7 million (43%) increase in military sales was experienced in fiscal 1994.

Gross margins improved, to 35% in fiscal 1994 from 32% in fiscal 1993 on the strength of increased sales of higher margin commercial products and services.

Selling, general and administrative ("SG&A") expenses remained constant at $4.5 million in fiscal 1994 and fiscal 1993. The absence of sales commission expense and foreign currency exchange rate losses incurred in the prior fiscal year on sales of AtroPen auto-injectors to an allied foreign government offset an otherwise nine percent increase in SG&A expenses during the current fiscal year. This increase was primarily due to the Company's continued investment in commercial pharmaceutical marketing and product development activities.

Research and development expenditures increased $120,500 (13%) in fiscal 1994 as anticipated due to ongoing developmental efforts related to the Company's new family of auto-injectors. These new auto-injectors include single use, reloadable, wet/dry, and multiple chamber auto-injectors to accommodate the expanding variety of injectable drugs that demand safe and convenient patient self-administration. During fiscal 1994, the Company completed deliveries under a contract with the Canadian Ministry of Defense for a wet/dry auto-injector and commenced deliveries on another contract with the United Kingdom Ministry of Defense for a morphine auto-injector. The Company also announced the award of a development contract with the DoD for a multiple chamber auto-injector.

Depreciation and amortization remained relatively constant increasing $34,900 (3%) in fiscal 1994. This increase was expected due to significant levels of capital expenditures made in fiscal 1994, coupled with increased amortization expense associated with patents acquired from Medimech International, Ltd. in November 1992.

Other income, net of other expenses, increased $1.7 million in the current fiscal year primarily due to the pre-tax gain on sale ($1.6 million) of the MDD. See Note 4 in Notes to Consolidated Financial Statements. Interest expense decreased $9,000 (11%) in the current fiscal year as capitalized interest costs totalled $130,100 in fiscal 1994 compared with $116,200 in the prior fiscal year. The provision for income taxes, recorded in fiscal 1994 and 1993 aggregated $1,442,000 and $1,159,700, respectively, which was consistent with the statutory tax rate.


LIQUIDITY AND CAPITAL RESOURCES

The Company has a revolving credit agreement ("Agreement") with Merrill Lynch Business Financial Services, Inc. ("MLBFS") with a maximum commitment of $5 million. Outstanding borrowings under the Agreement totalled $3.9 million at July 31, 1995 with an interest rate equal to the 30-day commercial paper rate as published in the Wall Street Journal plus 265 basis points (8.48% at July 31, 1995). The Agreement is collateralized by substantially all of the Company's assets and general intangibles. Financial covenants under the Agreement require the Company to maintain certain levels of tangible net worth and debt to net worth ratios and limits capital expenditures in any one fiscal year to $5 million. On October 2, 1995, the Agreement was extended through September 30, 1996 with the same terms and conditions.

Over the last three fiscal years, the Company has expended $9.3 million for capital equipment designed to expand production capacity to accommodate commercial sales growth. Partial proceeds from a $5.4 million secured loan agreement with Syntex were used to finance a portion of this capital program. Principal repayments commenced August 1, 1991 through credits against amounts invoiced to Syntex for product delivered under a related Manufacturing and Packaging Agreement. As part of the termination of this agreement, the repayment terms of the loan agreement were modified to include an eighteen-month moratorium on the repayment of principal beginning with the calendar quarter ended March 31, 1993 through the calendar quarter ended June 30, 1994.

Principal payments to Syntex resumed for the calendar quarter ended September 30, 1994 at the minimum of $200,000 per quarter reducing the outstanding loan balance $800,000 in fiscal 1995 to $1.4 million. The non-interest bearing outstanding loan balance was $2.2 million from January 1, 1993 through June 30, 1994 and effective July 1, 1994 began to bear interest at the same rate the Company pays on its current line of credit facility. Interest expense recognized on this loan totalled $156,200 in fiscal 1995. The loan is subject to acceleration upon the occurrence of certain events. See Note 6 in Notes to Consolidated Financial Statements.

The Company will have significant capital needs over the next five years which will need to be funded externally. Its manufacturing facility currently consists of eight separate buildings. The Company plans to consolidate operations which will result in the elimination of several manufacturing buildings and significantly reduce manufacturing costs. Many of the Company's aseptic filling, assembly and final packaging processes are labor intensive and in need of automation. Over the next several years, the Company plans to purchase high-speed, drug cartridge preparation and filling equipment as well as automated assembly and packaging equipment. This equipment will not only increase efficiency and capacity while improving profit margins, but it will also result in less human contact with products during the manufacturing process. Finally, as part of STI's new product development efforts, the Company must purchase high cavitation molds for its new automatic injection devices.

To assist in financing the capital investment program mentioned above, the Company entered into a loan agreement with The CIT Group/Equipment Financing, Inc. ("CIT") in May 1995. This arrangement will consist of a series of loans for the acquisition of production molds, high speed component preparation and filling equipment and facility renovations not to exceed a maximum aggregate of $3 million. Additional terms include repayment of each loan in sixty (60) equal monthly installments at a fixed interest rate equal to the Treasury Yield (as published in the Wall Street Journal two business days prior to closing a loan amount) plus 247 basis points. The outstanding loan balance was $996,600 at July 31, 1995 with an interest rate of 9.2%. See Note 6 in Notes to Consolidated Financial Statements.


BALANCE SHEET REVIEW

Working capital decreased $1.5 million (29%) from $5.2 million at July 31, 1994 to $3.7 million at July 31, 1995 as the result of higher bank borrowings partially offset by higher levels of inventory. Receivables remained constant at $5.9 million, while inventory levels increased $1 million (36%). This increase was necessary to support orders for U.S. DoD military auto-injectors in fiscal 1996 as well as component purchases for new product launches, including the EpiE-ZPen and the Diazepam auto-injectors. The EpiE-ZPen received final FDA approval during the first quarter of fiscal 1996 with the Diazepam auto-injector approval also expected in fiscal 1996. Initial deliveries of these products are expected during the second and third quarters of fiscal 1996. Prepaid expenses and other current assets decreased $245,900 (42%) primarily due to the timing of payments on certain insurance premiums coupled with lower premium rates.

Note payable to bank increased $2.6 million to fund capital expenditures and working capital requirements. Accounts payable decreased $313,600 (24%) primarily from the absence of payables related to the MDD which was sold at July 31, 1994. Other liabilities and accrued expenses increased $418,200 (34%) due to a $450,000 accrual made in fiscal 1995 for a restructuring charge (see Note 3 in Notes to Consolidated Financial Statements) which was partially offset by a lower accrual for income taxes payable due to lower earnings in fiscal 1995.

Note payable to Syntex decreased $800,000 (37%) in conjunction with principal payments made under this obligation in fiscal 1995. Other long-term debt including the current portion, increased $799,100 as the Company was advanced $1 million in loan proceeds from CIT for capital expenditures as discussed above in "Liquidity and Capital Resources", which were partially offset by payments on the non-interest bearing note payable to EM Industries, Inc. as well as payments on capital lease obligations. The capital lease was used to finance the Company's fully integrated management information system which will automate current administrative and production support systems throughout the Company and facilitate future growth. See Note 6 in Notes to Consolidated Financial Statements.

Capital expenditures which totalled $3.9 million in fiscal 1995 consisted primarily of improvements designed to automate and expand current production processes at the Company's St. Louis facility. See "Liquidity and Capital Resources" above. While the net deferred tax liability remained relatively constant increasing $32,800 (8%), other noncurrent liabilities increased $121,600 (33%) primarily as a result of accrued postretirement benefit costs recorded in fiscal 1995. See Note 9 in Notes to Consolidated Financial Statements.


INFLATION AND ACCOUNTING POLICIES

In the view of management, the low levels of inflation in recent years and changing prices have had no significant effect on the Company's financial condition and results of operations. Generally, the Company is able to mitigate the effects of inflation on operating costs and expenses through price increases and productivity gains.

During fiscal 1994, the Company adopted Statements of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits other than Pensions" and No. 109, "Accounting for Income Taxes." See Notes 9 and 8, respectively, in Notes to Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
SURVIVAL TECHNOLOGY, INC.

_____________________________________________________________________________

July 31                                            1995              1994
_____________________________________________________________________________


ASSETS

Current assets:
 Cash                                           $   503,600       $    65,000
 Receivables,less allowance for doubtful
   accounts of $13,000 and $30,000                5,852,700         5,936,300
 Inventories                                      3,829,800         2,795,300
 Prepaid expenses and other assets                  336,100           582,000
 Deferred income taxes                            1,030,900           848,100
                                                ___________       ___________

   Total current assets                          11,553,100        10,226,700
                                                ___________       ___________

Fixed assets:
 Furniture and equipment                         15,389,000        14,123,600
 Leasehold improvements                           5,619,800         3,400,800
 Construction in progress                         3,572,500         3,395,300
                                                ___________       ___________

                                                 24,581,300        20,919,700
 Less accumulated depreciation and amortization  10,372,400         9,027,000
                                                ___________       ___________

                                                 14,208,900        11,892,700
                                                ___________       ___________

Patents and licenses, at cost less amortization
 of $517,200 and $572,800                         1,916,800         1,986,500
Other noncurrent assets                              36,300            95,300
                                                ___________       ___________

                                                $27,715,100       $24,201,200
                                                ___________       ___________
                                                ___________       ___________


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Note payable to bank                           $ 3,917,000       $ 1,304,500
 Note payable to Syntex                             800,000           800,000
 Current portion of long-term debt                  492,600           358,900
 Accounts payable                                 1,016,800         1,330,400
 Restructuring reserve                              450,000
 Other liabilities and accrued expenses           1,208,400         1,240,200
                                                ___________       ___________

   Total current liabilities                      7,884,800         5,034,000


Long-term debt:
 Note payable to Syntex                             588,400         1,388,400
 Other long-term debt                               897,200           231,800
Deferred revenue                                    250,000           250,000
Other noncurrent liabilities                        489,200           367,600
Deferred income taxes                             1,455,000         1,239,400
                                                ___________       ___________

   Total liabilities                             11,564,600         8,511,200
                                                ___________       ___________

Commitments and contingencies

Shareholders' equity:
 Common stock $.10 par value; 10,000,000
  shares authorized; 3,085,400 and
  3,085,400 shares issued and outstanding           308,500           308,500
 Paid-in capital in excess of par value           5,072,700         5,072,700
 Retained earnings                               10,769,300        10,308,800
                                                ___________       ___________

   Total shareholders' equity                    16,150,500        15,690,000
                                                ___________       ___________

                                                $27,715,100       $24,201,200
                                                ___________       ___________
                                                ___________       ___________




See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
SURVIVAL TECHNOLOGY, INC.


______________________________________________________________________________

Year Ended July 31                        1995          1994          1993
______________________________________________________________________________


Net sales                             $25,486,800   $24,856,500   $30,074,900
Cost of sales                          17,227,500    16,199,600    20,348,800
                                      ____________  ____________  ____________

Gross profit                            8,259,300     8,656,900     9,726,100
                                      ____________  ____________  ____________

Selling, general, and
  administrative expenses               4,171,500     4,469,800     4,511,300
Research and development expenses         943,000     1,024,600       904,100
Depreciation and amortization expenses  1,805,000     1,234,900     1,200,000
Restructuring charge                      450,000
                                      ____________  ____________  ____________

                                        7,369,500     6,729,300     6,615,400
                                      ____________  ____________  ____________

Operating income                          889,800     1,927,600     3,110,700
                                      ____________  ____________  ____________

Other income (expense):
  Interest expense                       (372,900)      (70,600)      (79,600)
  Other income (expense), net             193,200       151,200       (26,800)
  Gain on sale of Medical Device Division             1,562,300
                                      ____________  ____________  ____________

                                         (179,700)    1,642,900      (106,400)
                                      ____________  ____________  ____________

Income before income taxes                710,100     3,570,500     3,004,300
Provision for income taxes                249,600     1,442,000     1,159,700
                                      ____________  ____________  ____________

Net income                            $   460,500   $ 2,128,500   $ 1,844,600
                                      ____________  ____________  ____________
                                      ____________  ____________  ____________

Per common share:

Net income                                   $.15         $ .68         $ .60
                                      ____________  ____________  ____________
                                      ____________  ____________  ____________




See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
SURVIVAL TECHNOLOGY, INC.



                                                                 Paid-in
                                                                 Capital in
                                        Common Stock             Excess of       Retained
                                    Shares         Amount        Par Value       Earnings        Total
__________________________________________________________________________________________________________


Balance at July 31, 1992          3,027,600       $302,800      $4,510,400      $6,335,700    $11,148,900

  1993 net income                                                                1,844,600      1,844,600
  Exercise of stock options           3,000            300          29,900                         30,200
  Issuance of common stock           61,900          6,200         593,800                        600,000
  Employee stock compensation        (7,500)          (800)       (134,100)                      (134,900)
  Tax benefit from incentive
  stock option shares sold                                          68,900                         68,900
                                  __________     __________      ___________   ___________    ____________

Balance at July 31, 1993          3,085,000        308,500       5,068,900       8,180,300     13,557,700


  1994 net income                                                                2,128,500      2,128,500
  Exercise of stock options             400                          3,800                          3,800
                                  __________     __________      ___________   ___________    ____________

Balance at July 31, 1994          3,085,400        308,500       5,072,700      10,308,800     15,690,000


  1995 net income                                                                  460,500        460,500
                                  __________     __________      ___________   ___________    ____________

Balance at July 31, 1995          3,085,400      $ 308,500      $5,072,700     $10,769,300    $16,150,500
                                  __________     __________      ___________   ___________    ____________
                                  __________     __________      ___________   ___________    ____________




See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
SURVIVAL TECHNOLOGY, INC.


____________________________________________________________________________________________________

Year Ended July 31,                                          1995          1994            1993
____________________________________________________________________________________________________


Cash flows from operating activities:
  Net income                                              $  460,500     $2,128,500     $ 1,844,600
  Adjustments to reconcile net income
   to net cash provided by (used for)
   operating activities net of effects from
   sale of Medical Device Division in 1994
    and purchase of Medimech in 1993:
    Depreciation and amortization                          1,805,000      1,234,900       1,200,000
    Gain on sale of Medical Device Division                              (1,562,300)
    (Gain) loss on equipment disposals                                      (63,500)         31,900
    Deferred income taxes                                     32,800        660,300        (131,200)
    Employee stock compensation                                                            (134,900)
    Deferred lease incentives                                (30,200)        16,800          16,800
    Decrease (increase) in receivables                        83,600       (805,800)      1,513,200
    (Increase) decrease in inventories                    (1,034,500)      (230,800)      2,407,300
    Decrease (increase) in prepaid
     expenses and other assets                               216,700        (35,600)         14,100
    Decrease in accounts payable                            (313,600)      (141,300)     (1,212,700)
    Increase in deferred revenue                                            250,000
    Increase (decrease) in other
     liabilities and accrued expenses                        570,200        314,800        (279,400)
                                                          __________     ___________    ____________

  Net cash provided by operating activities                1,790,500      1,766,000       5,269,700
                                                          __________     ___________    ____________

Cash flows from investing activities:
  Purchases of fixed assets                               (3,797,800)    (3,172,800)     (2,322,400)
  Purchases of patents and licenses                         (199,900)      (184,800)       (113,500)
  Purchase of Medimech assets                                                            (1,524,200)
  Decrease (increase) in other noncurrent assets              34,200        (38,200)        (89,700)
                                                          __________     ___________    ____________

  Net cash used for investing activities                  (3,963,500)    (3,395,800)     (4,049,800)
                                                          __________     ___________    ____________

Cash flows from financing activities:
  Net proceeds (payments) on note
    payable to bank                                        2,612,500      1,704,500      (1,800,000)
  Payments on note payable to Syntex                        (800,000)                      (354,300)
  Proceeds on other long-term debt                         1,299,300                        300,000
  Payments on other long-term debt                          (500,200)      (288,200)        (53,400)
  Proceeds from issuance of common stock                                      3,800         630,200
  Tax benefit from incentive stock option shares sold                                        68,900
                                                          __________     ___________    ____________

  Net cash provided by (used for) financing activities     2,611,600      1,420,100      (1,208,600)
                                                          __________     ___________    ____________

Net increase (decrease) in cash                              438,600       (209,700)         11,300
Cash at beginning of year                                     65,000        274,700         263,400
                                                          __________     ___________    ____________
Cash at end of year                                       $  503,600    $    65,000      $  274,700
                                                          __________     ___________    ____________
                                                          __________     ___________    ____________

Cash paid for interest                                    $  514,300    $   189,800      $  212,800
                                                          __________     ___________    ____________
                                                          __________     ___________    ____________

Cash paid for income taxes                                $  234,300    $   807,200      $  973,200
                                                          __________     ___________    ____________
                                                          __________     ___________    ____________





See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SURVIVAL TECHNOLOGY, INC.


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Survival Technology, Inc. and its wholly owned subsidiaries ("Company"). All intercompany accounts and transactions are eliminated in consolidation.



INVENTORIES

Inventories relating to commercial and military products are stated at the lower of cost (first-in, first-out) or market.


FIXED ASSETS AND DEPRECIATION

Fixed assets are stated at cost. The Company computes depreciation and amortization under straight-line and accelerated methods using the following estimated useful lives:

     Furniture and equipment                        2 to 15 years
     Capital leases and leasehold improvements      4 to 20 years

In addition, the Company uses either the units of production method or the straight line method over a 10-year life (whichever period is shorter) to depreciate production molds and tooling over their estimated production life cycle. Major additions and improvements including validation costs are capitalized and ordinary repairs, maintenance, and renewals are expensed in the year incurred. Gains or losses on the sale or retirement of fixed assets result from the difference between sales proceeds and the assets' net book value.


PATENTS AND LICENSES

Legal costs incurred in connection with patent applications and costs of acquiring patents and licenses are capitalized and amortized on a straight-line basis over the life of the patent (not to exceed seventeen years) or license or over the period expected to be benefited, principally over 5 to 20 years.


REVENUE RECOGNITION

Sales of medical products are recorded when shipments are made to customers. Revenues from the U.S. Department of Defense industrial base maintenance contract are recorded ratably throughout the contract term, which has been extended through September 1996, with the exception of incidental product sales which are recorded upon shipment to the customer.

Revenues from license fees are recorded when the fees are due and non-refundable. Revenues from research and development arrangements are recognized in the period in which related work has been substantially completed.


RESEARCH AND DEVELOPMENT

Research and development expenses are charged to operations in the period incurred.


INCOME TAXES

On August 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). The adoption of SFAS 109, changed the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences between carrying amounts and tax basis of assets and liabilities.

There was no significant cumulative effect on the financial statements upon the adoption of SFAS 109. Prior year's financial statements were not restated.


NET INCOME PER COMMON SHARE

Net income per common share is computed on the weighted average number of common and common equivalent shares outstanding which were as follows:
3,102,500 in 1995, 3,117,600 in 1994 and 3,091,500 in 1993.  Stock options are considered to be common equivalent shares when dilutive.


RECLASSIFICATION

Certain reclassifications have been made to the fiscal 1994 and 1993 financial statements in order to conform to the fiscal 1995 presentation.

2.  INVENTORIES

Inventories are comprised of the following:


July 31                                        1995                1994
_______                                     ___________         ___________


Components and subassemblies                $2,780,200          $1,739,200
Labor and overhead costs in process            605,100             835,500
Finished goods                                 674,800             498,400
                                            ___________         ___________

                                             4,060,100           3,073,100
Inventory reserve                             (230,300)           (277,800)
                                            ___________         ___________

                                            $3,829,800          $2,795,300
                                            ___________         ___________
                                            ___________         ___________


3.  RESTRUCTURING CHARGE

During the fourth quarter of fiscal 1995, a restructuring plan was approved by the Company's Board of Directors resulting in a $450,000 charge against earnings. Certain organizational changes will be implemented during fiscal 1996 to streamline reporting relationships designed to provide a better strategic focus within the Company. In addition, the Company is exploring various alternatives relating to reducing occupancy costs at its corporate headquarters in Rockville, MD. Additional restructuring charges for severance payments will be recorded during fiscal 1996.

The following table sets forth the Company's restructuring charge for the year ended July 31, 1995:



                     Loss From Restructuring of Operations
                     _____________________________________

                                                1995
                                              ________

    Corporate:
        Relocation of facilities              $450,000
                                              ________
                                              ________


The following table sets forth the Company's restructuring reserve as of July 31, 1995:


                             Restructuring Reserve
                             _____________________

                                                1995
                                              ________

    Loss from restructuring charge            $450,000
    Cash Payments                                    0
    Non-Cash Items                                   0
                                              ________

                                              $450,000
                                              ________
                                              ________


4.  SALE OF MEDICAL DEVICE DIVISION

On July 31, 1994, the Company sold substantially all of the assets (exclusive of trade receivables) and the business of its Medical Device Division ("MDD") to Brunswick Biomedical Corporation ("BBC") of Marlboro, Massachusetts. The MDD designed, manufactured and marketed electronic heart monitoring devices known as CardioBeeper-Registered Trademark- ECG transmitters ("CardioBeepers"). James H. Miller, president, chief executive officer and director of the Company also is chairman, president, chief executive officer and a shareholder of BBC.

The assets sold consisted primarily of business equipment, inventories of CardioBeepers and related components, patents and customer account lists. In consideration of the asset purchase, BBC paid the Company $2 million in cash at the closing date with future payments not to exceed $1 million based on net sales of the Division over the next five years. The proceeds of the sale ($2 million) were used to reduce current bank borrowings at July 31, 1994. Royalty payments in fiscal 1995 aggregated $133,400. This sale was recorded by the Company in the fourth quarter of its fiscal year ended July 31, 1994 resulting in a non-recurring pretax gain on disposal of $1,562,300 which includes a provision for costs associated with the sale, including employee severance costs and legal expenses. This nonrecurring gain is exclusive of potential future payments. Revenues generated from this division in fiscal 1994 and 1993 were $1.9 million and $1.35 million, respectively.


5.  ACQUISITION OF MEDIMECH ASSETS

On November 18, 1992, the Company acquired the principal assets of Medimech International Limited ("Medimech"), a designer and manufacturer of auto-injectors based in the United Kingdom for $1,524,200 in cash. In addition, the Company will be required to make future payments for an eight-year period equal to 7.5% of the net sales of Medimech products after such sales exceed $3 million. There have been no additional payments made through July 31, 1995. The acquisition was accounted for as a purchase.

The purchase of Medimech was financed in part through an arrangement with E.M. Industries, Inc. ("EMI"), whose division, Center Laboratories, Inc. ("Center"), is the Company's exclusive distributor of EpiPen-Registered Trademark- auto-injectors. EMI provided $1.2 million to the Company in exchange for: 61,900 shares of the Company's common stock, a license fee totalling $300,000 for the exclusive marketing rights to certain future products under agreements to be negotiated and a $300,000 non-interest bearing loan to be repaid through credits on future sales of EpiPen auto-injectors by the Company to Center commencing January 1, 1993. The loan was paid off in fiscal 1995 as repayments aggregated $132,400, $114,100 and $53,500 in fiscal 1995, 1994 and 1993, respectively. The license fee was recorded as revenue in the second quarter of fiscal 1993. The balance of the purchase price was financed by the Company through internal sources.

6.  DEBT ACTIVITY

NOTE PAYABLE TO BANK

The Company has a revolving credit agreement ("Agreement") with Merrill Lynch Business Financial Services, Inc. ("MLBFS") with a maximum commitment of $5 million. Outstanding borrowings under the Agreement totalled $3.9 million at July 31, 1995 with an interest rate equal to the 30-day commercial paper rate as published in the Wall Street Journal plus 265 basis points (8.48%) compared with $1.3 million at July 31, 1994 with an interest rate of prime plus 1/2% (7.75%). The agreement is collateralized by substantially all of the Company's assets and general intangibles. Financial covenants under the Agreement require the Company to maintain certain levels of tangible net worth and debt to net worth ratios while limiting capital expenditures to no more than $5 million in any one fiscal year. During the first quarter of fiscal 1996, the Agreement was extended through September 1996 with the same terms and conditions.


NOTE PAYABLE TO SYNTEX

On April 16, 1991, the Company signed a Loan Agreement (the "Loan Agreement") pursuant to which Syntex Laboratories, Inc. ("Syntex") of Palo Alto, California agreed to lend $5.4 million to the Company. Approximately $2.9 million of the loan proceeds were used to finance capital expenditures with the balance of $2.5 million to finance working capital requirements. The Company drew down on the capital expenditure portion of the Loan Agreement as equipment was purchased. Principal repayments commenced August 1, 1991 through credits against amounts invoiced to Syntex for product delivered under a Manufacturing and Packaging Agreement between the parties.

On November 30, 1992, the Company and Syntex agreed to terminate the Manufacturing and Packaging Agreement effective February 15, 1993. As part of this termination agreement, the repayment terms of the Loan Agreement were modified to include an eighteen-month moratorium on the repayment of principal beginning with the calendar quarter ended March 31, 1993 through the calendar quarter ended June 30, 1994. The outstanding loan balance (approximately $2.2 million) was non-interest bearing from January 1, 1993 through June 30, 1994 and effective July 1, 1994 began bearing interest at a rate equal to that which the Company pays on its current commercial line of credit facility. Principal payments resumed for the calendar quarter ended September 30, 1994 at the minimum of $200,000 per quarter and aggregated $800,000 in fiscal 1995 The loan is subject to acceleration upon the occurrence of certain events.

The Loan Agreement is collateralized by approximately $6.5 million of existing equipment and general intangibles. Any security interest that Syntex may have on newly acquired equipment by the Company and all proceeds thereof is subject and subordinate to the security interest of MLBFS.

OTHER LONG-TERM DEBT

On May 23, 1995, the Company entered into a loan agreement with The CIT Group/Equipment Financing, Inc. ("CIT") to assist in financing the Company's capital investment programs. This arrangement will consist of a series of loans for the acquisition of production molds, high speed component preparation and filling equipment and facility renovations not to exceed a maximum aggregate of $3 million. Loan proceeds in fiscal 1995 totalled $1,046,100, of which $996,600 was outstanding at July 31, 1995 with an interest rate of 9.2%. Terms include repayment of each loan in sixty (60) equal monthly installments at a fixed interest rate equal to the Treasury Yield (as published in the Wall Street Journal two business days prior to closing on a loan amount) plus 247 basis points. The agreement with CIT is collateralized by the assets financed with the loan proceeds. CIT's security interest in such assets is subject and subordinate to the security interest of Syntex.

Other long-term debt consisted of the following:


July 31                                                     1995        1994
_______                                                  _________    _________


CIT Group/Equipment Financing, Inc.                      $ 996,600
Capital lease obligations (See Note 10)                    393,200    $ 458,300
Note payable to EMI, non-interest bearing (See Note 5)                  132,400
                                                         _________    _________

                                                         1,389,800      590,700

Less current portion                                       492,600      358,900
                                                         _________    _________

Other long-term debt                                      $897,200     $231,800
                                                         _________    _________
                                                         _________    _________


Minimum annual principal payments on other long-term debt, exclusive of capitalized lease obligations, are as follows: 1996 - $176,700; 1997
- $192,900; 1998 - $210,700; 1999 - $230,000; 2000 - $186,300.  Capitalized
interest costs in fiscal 1995, 1994 and 1993 totalled $137,700, $130,100, and $116,200, respectively.


7.  STOCK OPTION PLANS

The Company has adopted two Stock Option Plans ("the Plans") which reserve 700,000 shares for the granting of options through 2001 and provide for issuance of non-qualified stock options, incentive stock options, stock appreciation rights, incentive shares and restricted stock.

Options granted to employees, officers and directors pursuant to the Company's stock option plans generally have been exercisable in varying amounts in cumulative annual installments up to ten years from the date of grant. The exercise price on all options granted during the three years ended July 31, 1995 was equivalent to the market value of the Company's stock on the date of grant. At July 31, 1995, there were no stock appreciation rights outstanding. During fiscal 1992, as part of an executive employment agreement, the Company issued 7,500 restricted shares of common stock at $0.10 par value ($18.50 per share fair market value), which was recorded as compensation.

These 7,500 shares were forfeited due to the employee's separation from the Company during fiscal 1993 resulting in the reversal of compensation previously recorded.

The following table summarizes the activity in the Company's stock options during fiscal 1995, 1994 and 1993:


Number of Shares                  1995             1994             1993
________________               ____________     ____________    _____________


Options outstanding
 at beginning of year              269,200          169,400          177,900

  Granted during the year           60,100          109,700           15,100
  Exercised during the year              0             (400)          (3,000)
  Expired or terminated
    during the year                (24,300)          (9,500)         (20,600)
                               ____________     ____________    _____________


Options outstanding
 at end of year

  Number of shares                 305,000          269,200          169,400
  Price per share              $6.75-20.75      $6.75-20.75     $7.375-20.75
  Aggregate price               $3,205,300       $3,032,800       $2,466,200

Options reserved for
 granting at end of year           109,100          156,000          263,100

Options exercised
 during the year

  Number of shares                none                  375            3,000
  Price per share                                   $10.125     $9.75-10.375
  Aggregate price                                    $3,800          $30,200

  Fair value per share                               $12.75     $14.25-15.50
  Aggregate fair value                               $4,800          $45,000

Options exercisable
 at end of year                    176,100          118,600           79,900


The Estate of Stanley J. Sarnoff, the Companies late founder, holds options to purchase up to 32,500 shares of the Company's common stock through September 14, 2000 (as to 30,000 shares) and 2003 (as to 2,500 shares) at a price of $9.875 and $10.78, respectively. The Company is obligated under certain circumstances to register, under the Securities Act of 1933, shares of the Company's stock owned by the Estate.


8.  INCOME TAXES

As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." The adoption of SFAS 109 changes the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Previously the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities.

The provision for income taxes in fiscal 1995, 1994 and 1993 consists of:


      Year Ended July 31                 1995           1994          1993
      __________________              __________   __________    ___________


      Current:
            Federal                      220,000   $  603,100    $1,008,100
            State                         (3,200)     178,600       282,800
                                      __________   __________    ___________

                                      $  216,800      781,700     1,290,900
                                      __________   __________    ___________

      Deferred:
            Federal                       26,900      588,200       (57,400)
            State                          5,900       72,100       (73,800)
                                      __________   __________    ___________

                                          32,800      660,300      (131,200)
                                      __________   __________    ___________

                                      $  249,600   $1,442,000    $1,159,700
                                      __________   __________    ___________
                                      __________   __________    ___________


The Company provides deferred taxes for temporary differences between the book basis of assets and liabilities for financial reporting purposes and the book basis of assets and liabilities for tax return purposes. The net deferred tax liability is attributable to the following:


      July 31                                       1995             1994
      _______                                    ____________     ____________


      Inventory valuation                        $   175,700      $   364,200
      Uniform inventory capitalization               370,300          290,700
      Postretirement benefits                        112,900           60,500
      Deferred lease income                           75,900
      Vacation expenses                               57,900           62,200
      Restructuring charge                           173,700
      Other                                           64,500           70,500
                                                 ____________     ____________

            Gross deferred tax asset               1,030,900          848,100
                                                 ____________     ____________

      Depreciation                                (1,370,400)      (1,214,200)
      Patent costs                                   (77,200)
      Other                                           (7,400)         (25,200)
                                                 ____________     ____________

            Gross deferred tax liability          (1,455,000)      (1,239,400)
                                                 ____________     ____________

            Net deferred tax liability           $  (424,100)     $  (391,300)
                                                 ____________     ____________
                                                 ____________     ____________


The benefit for deferred income taxes in fiscal 1993 resulted from the following timing differences:


     Year Ended July 31                             1993
     __________________                          ___________


      Inventory valuation                        $ (508,000)
      Depreciation                                   36,100
      Other items, net                               71,100
      Tax credits                                   269,600
                                                 ___________

                                                 $ (131,200)
                                                 ___________
                                                 ___________


A reconciliation of the effective tax rate for fiscal 1995, 1994 and 1993 to the U.S. Federal income tax rate is provided in the following tabulation:


      Year Ended July 31                         1995       1994      1993
      __________________                         ______     _____     _____


      Statutory Federal tax rate                 34.0%      34.0%     34.0%

      State taxes, net of Federal
        tax benefit                               4.6%       4.6%      4.6%


      Other                                      (3.5%)      1.8%
                                                 ______     _____     _____

      Effective income tax rate                  35.1%      40.4%     38.6%
                                                 ______     _____     _____
                                                 ______     _____     _____



9. EMPLOYEE RETIREMENT PLANS

PENSION AND SAVINGS PLANS

The Company maintains a profit sharing thrift plan covering all full-time employees not covered by a collective bargaining agreement. Annual contributions by the Company under the plan may be made on the basis of available retained earnings up to 6.6% of the base annual salary of all plan participants. Plan benefit allocations are based on the participants' average annual compensation. The Company accrued contributions of $50,000, $75,000 and $120,000 in fiscal 1995, 1994 and 1993, respectively. As part of this profit sharing thrift plan, eligible employees may elect to contribute up to 12% of their base annual salary to the plan. The Company matches a portion of employee contributions which amounted to $161,000, $129,100 and $90,500 in fiscal 1995, 1994 and 1993, respectively.

The Company also made payments to pension plans for its full-time employees in St. Louis, Missouri covered by a collective bargaining agreement. Contributions to this plan aggregated $72,900, $76,900 and $115,700 in fiscal 1995, 1994 and 1993, respectively.


OTHER POSTRETIREMENT BENEFITS

The Company sponsors a postretirement benefit plan ("the Plan") to provide certain medical and life insurance benefits to retirees, their spouses and dependents. Employees terminated from active service after March 1992 who are at least 60 years of age but no more than age 65, with 20 years service, are eligible for medical coverage. Employees who terminated from active service prior to April 1, 1992 who were at least 55 years of age, but no more than age 65, with 10 years service, are eligible for medical and life insurance coverage. Upon reaching age 65, Medicare becomes the retiree's primary medical coverage. The Plan is contributory for medical benefits based on the retiree's years of service and noncontributory for life insurance benefits.

On August 1, 1993, the Company adopted Statement of Financial Accounting Standard No. 106 "Employee's Accounting of Postretirement Benefits Other Than Pension" ("SFAS 106"). The Company had previously recorded the expense associated with these benefits on a pay-as-you-go basis. Under SFAS 106, the cost of providing retiree health care and life insurance benefits is actuarially determined and accrued over the service period of an employee. The unrecognized transition obligation upon adoption of the standard on August 1, 1993, was $898,000. The Company has elected to amortize the transition obligation on a straight-line basis over a twenty-year period.

The following table sets forth the Plan's funded status reconciled with the amount included in deferred compensation in the balance sheet:


July 31                                                1995           1994
_______                                             ___________    ___________


Accumulated postretirement benefit obligation:
   Retirees                                         $  665,000     $  234,000
   Fully eligible and other Plan participants          554,000        775,000
                                                    ___________    ___________

                                                     1,219,000      1,009,000
   Plan assets at fair value                                 0
   Unrecognized net loss                               (98,000)
   Unrecognized transition obligation                 (808,000)      (852,700)
                                                    ___________    ___________

      Accrued postretirement benefit cost           $  313,000     $  156,300
                                                    ___________    ___________
                                                    ___________    ___________


In fiscal year 1995, the Plan incurred an unrecognized net loss of $105,000 which the Company has elected to amortize on a straight-line basis over a fifteen-year period.

Net periodic postretirement benefit cost included the following:


Year ended July 31                                     1995            1994
__________________                                    ________       ________


   Service cost-benefits attributed to service
     during periods                                   $ 53,000       $ 55,000
   Interest cost on accumulated postretirement
     benefit obligation                                100,000         76,000
   Actual return on Plan assets                              0              0
   Amortization of net loss                              7,000
   Amortization of transition obligation                45,000         45,000
                                                      ________       ________

      Net periodic postretirement benefit cost        $205,000       $176,000
                                                      ________       ________
                                                      ________       ________


For measurement purposes, a 10% annual rate of increase in cost of health care was assumed for fiscal 1995; the rate was assumed to decrease gradually to 5% by 2005 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing assumed health care cost by 1% in each year would increase the accumulated postretirement benefit obligation as of July 31, 1995 by $193,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by $45,000 for the year ended July 31, 1995. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8%.

10.  COMMITMENTS AND CONTINGENCIES

LEASES

The Company has various commitments under capital and operating leases through 2009 relating to computer hardware and software, its pharmaceutical manufacturing facility and warehouses in St. Louis, Missouri, its facility in the United Kingdom and administrative offices in Rockville, Maryland and St. Louis, Missouri.

Future minimum rentals as of July 31, 1995 under noncancellable leases are as follows:


                                         Capital             Operating
      Year Ending July 31                Leases                Leases
      ___________________               _________           ___________


            1996                        $312,100            $   799,000
            1997                          93,900                815,500
            1998                           2,100                801,300
            1999                                                802,900
            2000                                                802,900
            Thereafter                                        2,254,700
                                        _________           ___________

                                         408,100            $ 6,276,300
                                                            ___________
                                                            ___________
      Less amount representing
        interest (imputed at 10.5%)      (14,900)
                                        _________

      Capital lease obligation           393,200

      Less current portion               266,500
                                        _________

      Long-term obligations             $126,700
                                        _________
                                        _________


These future minimum rentals do not include CPI adjustments to which some of the leases are subject. The Company incurred rental expense of $773,400 in 1995, $728,300 in 1994 and $721,800 in 1993. During fiscal 1995, the Company amortized $30,200 of lease incentives previously deferred in fiscal 1994 and prior (aggregating $226,600) which were received in connection with a lease for office space. These incentives are being amortized over the ten-year life of the respective lease.


SALE/LEASEBACK OF CORPORATE HEADQUARTERS BUILDING

In connection with the December 1988 sale of the Company's former corporate headquarters building in Bethesda, Maryland, the Company's obligations under the Leasehold Deed of Trust ("Ground Lease") were assigned to and assumed by the purchaser of the building. The Company remains contingently liable under the Ground Lease. The annual commitment under the Ground Lease aggregated $140,100 in 1995 (adjusted for increases in the Consumer Price Index) and extends until the year 2042.

LITIGATION

Lawsuits and claims are filed from time to time against the Company and its subsidiaries in the ordinary course of business. Management of the Company, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the consolidated financial position or results of operations of the Company.


GOVERNMENT CONTRACT REVENUE

The Company's supply contracts with the Department of Defense ("DoD") are subject to post-award audit and potential price redetermination. In the opinion of management, adjustments, if any, on completed contracts would not have a material adverse effect on the Company's consolidated financial position or results of operations.


EMPLOYEE CONTRACTS

The Company entered into agreements with certain key employees which provide for certain benefits should the employee be terminated within the term of the agreement for other than specified reasons. The Company also entered into agreements with certain other key employees which provide for certain benefits should the employee be terminated within a two year period subsequent to a change of control (as defined by the agreements) for other than specified reasons. Benefits to be provided under these agreements include continued life, disability, accident and health insurance coverage for a period of two years and a severance payment up to 200% of the employee's annual base compensation. Additionally, all stock options held by the employee become immediately exercisable and any restrictions on transfer of the Company's stock held by the employee shall lapse. These agreements begin to expire in April 1996 out to December 1996 and renew for one-year periods unless timely notice of non-renewal is given. The maximum contingent liability under these agreements at July 31, 1995 aggregates $1.6 million.


11.  CASH FLOWS

During fiscal 1995 and 1994, the Company entered into additional capital leases for more computer hardware related to the new management information system totalling $170,400 and $104,900 respectively.

During fiscal 1993, the Company entered into capital leases in conjunction with the new management information system for computer hardware and software totalling $632,300. No amortization expense was recorded in fiscal 1993 as the computer system was still under development. As part of the termination agreement with Syntex in fiscal 1993 (See Note 6), the note payable balance to Syntex was reduced by $271,100 as payment to the Company for certain inventory on-hand in excess of existing purchase orders and cancellation charges.

12.  INDUSTRY SEGMENT INFORMATION

The Company has no significant foreign operations and operates in one industry segment which includes the design, development, manufacture and sale of medical products and related services, with a major focus on safe and convenient participation by the patient in injection therapy.


Financial information relating to major customers and export sales follows:


Year Ended July 31                   1995             1994            1993
__________________               ___________      ___________    ____________


Sales to major U.S. customers:
  Center Laboratories, Inc.      $ 9,756,700      $ 8,325,200     $ 5,384,600
  U.S. Department of Defense       7,439,500        5,669,000       7,645,300
  Bristol-Myers Squibb             1,592,700        3,042,000       3,571,300
  Syntex Laboratories, Inc.                                         3,980,500
  Development Contracts            2,264,700        2,862,700       1,797,700
  Other                            1,237,500        2,172,200       1,576,400
                                 ___________      ___________    ____________

                                  22,291,100       22,071,100      23,955,800
                                 ___________      ___________    ____________

Export sales:
  Contract Sales to the
  Governments of Foreign
    Countries                      3,050,400        1,427,700       5,311,000
  Other                              145,300        1,357,700         808,100
                                 ___________      ___________    ____________

                                   3,195,700        2,785,400       6,119,100
                                 ___________      ___________    ____________

Total net sales                  $25,486,800      $24,856,500     $30,074,900
                                 ___________      ___________    ____________
                                 ___________      ___________    ____________


Substantially all export revenue consists of sales of automatic injectors to the Government of Israel and sales of medical devices, primarily
CardioBeepers, to a company in Israel during fiscal years 1994 and 1993. The Company extends credit to domestic customers and generally requires a letter of credit for export sales.


14.  OTHER LIABILITIES AND ACCRUED EXPENSES

Included in other liabilities and accrued expenses at July 31, 1995 and 1994 are costs related to accrued employee compensation totalling $444,100 and $443,500, respectively.

15.  QUARTERLY OPERATING RESULTS (UNAUDITED)
     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     Quarter Ended
                                         ______________________________________

FISCAL YEAR 1995                         Oct 31    Jan 31    Apr 30    Jul 31
________________                         _______   _______   _______   ________


Net sales                                $ 4,967   $ 6,445   $ 5,592   $ 8,483
Cost of sales                              3,216     4,671     3,693     5,648
                                         _______   _______   _______   ________

   Gross profit                            1,751     1,774     1,899     2,835

Operating expenses (1)                     1,677     1,696     1,616     2,380
                                         _______   _______   _______   ________

Operating income                              74        78       283       455
Other (expense) income, net                  (33)      (41)      (44)      (62)
                                         _______   _______   _______   ________

Income before income taxes                    41        37       239       393
Provision for income taxes                    16        13        85       136
                                         _______   _______   _______   ________

Net income                                $   25    $   24   $   154   $   257
                                         _______   _______   _______   ________
                                         _______   _______   _______   ________

Net income per share                     $   .01   $   .01   $   .05   $   .08
                                         _______  ________  ________   ________
                                         _______  ________  ________   ________


FISCAL YEAR 1994                         Oct 31    Jan 31    Apr 30    Jul 31
________________                         _______   _______   _______   ________

Net sales                                $ 6,685   $ 6,289   $ 6,048   $ 5,835
Cost of sales                              4,067     3,640     4,226     4,267
                                         _______  ________  ________   ________

   Gross profit                            2,618     2,649     1,822     1,568

Operating expenses                         1,732     1,859     1,631     1,507
                                         _______  ________  ________   ________

Operating income                             886       790       191        61
Gain on sale of Medical Device Division                                  1,562
Other (expense) income, net                  (18)       31       (22)       90
                                         _______  ________  ________   ________

Income before income taxes                   868       821       169     1,713
Provision for income taxes                   317       320        66       739
                                         _______  ________  ________   ________

Net income                               $   551   $   501   $   103   $   974
                                         _______  ________  ________   ________
                                         _______  ________  ________   ________

Net income per share                     $   .18   $   .16   $   .03   $   .31
                                         _______  ________  ________   ________
                                         _______  ________  ________   ________


(1) During the quarter ended July 31, 1995, the Company recorded a restructuring charge of $450,000 which increased operating expenses accordingly.

ITEM 8. CONTINUED:


                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders
Survival Technology, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) and (2) on pages 46 and 47 present fairly, in all material respects, the financial position of Survival Technology, Inc. and its subsidiaries at July 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP

Washington, DC
October 27, 1995

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has never filed a Current Report on Form 8-K reporting a change of accountants because of a disagreement on any matter of accounting principles or practices or financial statement disclosure or otherwise.


                                   PART III

ITEMS 10. THROUGH 13.

Information required by Part III (Items 10 through 13) of this Form 10-K is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on January 9, 1996, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.


                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
           FORM 8-K

(a) The following documents are filed with or incorporated by reference as part of this report:

      1. Financial Statements:

         Consolidated Balance Sheets at July 31, 1995 and July 31, 1994

         Consolidated Statements of Income for the years ended July 31, 1995, July 31, 1994 and July 31, 1993.

         Consolidated Statements of Shareholders' Equity for the years ended July 31, 1995, July 31, 1994 and July 31, 1993.

         Consolidated Statements of Cash Flows for the years ended July 31, 1995, July 31, 1994 and July 31, 1993.

         Notes to Consolidated Financial Statements

         Report of Independent Accountants

      The above-listed financial statements are included in Item 8 to this Form 10-K.

      2. Financial Statement Schedules:

         The following financial statement schedules immediately follow the signatures to this report:

            Schedule V        -   Property and Equipment

            Schedule VI       -   Accumulated Depreciation and Amortization
                                  of Property and Equipment

            Schedule VIII     -   Valuation and Qualifying Accounts and
                                  Reserves

            All other schedules are omitted because they are immaterial, not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

      3.    Exhibits:

Exhibit No.               Description of Exhibit
__________  __________________________________________________________________

(2.1) Asset Purchase Agreement dated July 31, 1994 between Survival Technology, Inc. and Brunswick Biomedical Corporation. Incorporated by reference to Exhibit (2.1) to the Company's Annual Report on Form 10-K for the year ended July 31, 1994.

(3.1) The Company's Bylaws (As Amended). Incorporated by reference to Exhibit (3.1) to the Company's Annual Report on Form 10-K for the year ended July 31, 1990.

(3.2)       The Company's Articles of Incorporation (As Amended).
            Incorporated by reference to Exhibit (3.2) to the Company's Annual Report on Form 10-K for the year ended July 31, 1987 (File No. 0-5958).

(10.1) Indenture of Lease, dated January 1, 1982, between Survival Technology, Inc. and Abraham M. Morrison. Incorporated by reference to Exhibit (10.1) to the Company's Annual Report on Form 10-K for the year ended July 31, 1988 (File No. 0-5958).

(10.2) Revolving Credit Agreement dated November 4, 1993 between Merrill Lynch Financial Business Services, Inc. and the Company. Incorporated by reference to Exhibit (10.2) to the Company's Annual Report on Form 10-K for the year ended July 31, 1994.

(10.2.1) Revolving Credit Extension Agreement dated October 2, 1995 between Merrill Lynch Financial Business Services, Inc. and the Company. Filed herewith.

(10.3.1) Registration Rights Agreement dated September 14, 1990 made by the Company in favor of Robert E. Herzstein as Personal Representative of the Estate of Stanley J. Sarnoff. Incorporated by reference to Exhibit (10.2.3) to the Company's Annual Report on Form 10-K for the year ended July 31, 1990.

(10.3.2) Option Agreement dated September 14, 1990 made by the Company in favor of Robert E. Herzstein as Personal Representative of the Estate of Stanley J. Sarnoff. Incorporated by reference to Exhibit (10.2.2) to the Company's Annual Report and Form 10-K for the year ended July 31, 1990.

(10.3.3) Option Agreement Amendment dated September 14, 1993 made by the Company in favor of Robert E. Herzstein as Personal Representative of the Estate of Stanley J. Sarnoff. Incorporated by reference to Exhibit (10.3.3) to the Company's Annual Report and Form 10-K for the year ended July 31, 1994.

(10.4) Survival Technology, Inc., 1982 Stock Option Plan. Incorporated by reference to Exhibit (4.4) to Registration Statement No. 2-80908 on Form S-8.

(10.5) Survival Technology, Inc. 1986 Stock Option Plan (As Amended). Incorporated by reference to Exhibit (4.2) to Registration Statement No. 33-46981 on Form S-8.

(10.6) Contract DLA120-93-D-1021 dated November 17, 1992 between the U. S. Government (Defense Personnel Support Center) and the Company. Incorporated by reference to Exhibit (10.5) to the Company's Annual Report on Form 10-K for the year ended July 31, 1993.

(10.6.1) Contract DLA 120-94-D-1021 modification No. P00009 dated September 27, 1994 between the U.S. Government (Defense Personnel Support Center) and the Company. Incorporated by reference to Exhibit (10.6.2) to the Company's Annual Report on Form 10-K for the year ended July 31, 1994.

(10.7) Agreement dated as of January 1, 1987 between Center Laboratories, a division of EM Industries, Inc. and the Company. Incorporated by reference to Exhibit (10.11) to the Company's Annual Report on Form 10-K for the year ended July 31, 1988 (File No. 0-5958).

(10.7.1) Letter Agreement dated as of January 31, 1990 between Center Laboratories, a division of EM Industries, Inc. and the Company. Incorporated by reference to Exhibit (10.10.1) to the Company's Annual Report on Form 10-K for the year ended July 31, 1990.

(10.7.2) Investment Agreement dated November 12, 1992 between Survival Technology, Inc. and EM Industries, Inc. Incorporated by reference to Exhibit (10.7.2) to the Company's Annual Report on Form 10-K for the year ended July 31, 1994.

(10.8) Agreement dated June 23, 1981 between Survival Technology, Inc. and American Home Products Corporation. Incorporated by reference to Exhibit (10.12) to the Company's Annual Report on Form 10-K for the year ended July 31, 1988 (File No. 0-5958).

(10.8.1) License Agreement dated April 20, 1982 between Survival Technology, Inc. and American Home Products Corporation. Incorporated by reference to Exhibit (10.12.1) to the Company's Annual Report on Form 10-K for the year ended July 31, 1988 (File No. 0-5958).

(10.8.2) Supply Agreement dated August 3, 1993 between Survival Technology, Inc. and Wyeth-Ayerst Laboratories (A Division of American Home Products Corporation). Incorporated by reference to Exhibit (10.7.2) to the Company's Annual Report on Form 10-K for the year ended July 31, 1993.

(10.9) License and Supply Agreement dated January 31, 1989 between Bristol-Myers U.S. Pharmaceutical and Nutritional Group and the Company. Incorporated by reference to Exhibit (10.13) to the Company's Annual Report on Form 10-K for the year ended July 31, 1989.

(10.10)     Loan Agreement dated April 16, 1991 between Syntex
            Laboratories, Inc. and the Company. Incorporated by reference to Exhibit (10.11.1) to the Company's Current Report on Form 8-K dated April 16, 1991.

(10.10.1)   Agreement dated November 25, 1993 between Survival Technology, Inc.
            and Syntex Laboratories, Inc. with respect to the termination of the March 1, 1989 Manufacturing and Packaging Agreement.
            Incorporated by reference to Exhibit (10.9.2) to the Company's
            Annual Report on Form 10-K for the year ended July 31, 1993.

(10.11) License and Manufacturing Agreement between Lotus Biochemical Corporation and Survival Technology, Inc. dated July 27, 1993. Incorporated by reference to Exhibit (10.10) to the Company's Annual Report on Form 10-K for the year ended July 31, 1993.

(10.12) Development, Manufacturing and Supply Agreement between Mylan Laboratories, Inc. and Survival Technology, Inc. dated August 31, 1993. Incorporated by reference to Exhibit (10.11) to the Company's Annual Report on Form 10-K for the year ended July 31, 1993.

(10.12.1)   Development, Manufacturing and Supply Amendment Agreement dated
            July 28, 1994 between Mylan Laboratories, Inc. and Survival
            Technology, Inc. Incorporated by reference to Exhibit (10.12.1) to the Company's Annual Report on Form 10-K for the year ended
            July 31, 1994.

(10.13) Lease Agreement dated August 26, 1991 between Pru Beta 2 and the Company. Incorporated by reference to Exhibit (10.12) to the Company's Annual Report on Form 10-K for the year ended July 31, 1991.

(10.14) Employment Agreement dated March 2, 1993 between James H. Miller and the Company. Incorporated by reference to Exhibit (10.13) to the Company's Annual Report on Form 10-K for the year ended July 31, 1993.

(10.14.1)   Employment Agreement dated January 28, 1994 between Jeffrey W.
            Church and the Company. Incorporated by reference to Exhibit (10.14.1) to the Company's Annual Report on Form 10-K for the year ended July 31, 1994.

(10.14.2)   Employment Agreement dated January 28, 1994 between Glenn F.
            Wickes and the Company. Incorporated by reference to Exhibit (10.14.2) to the Company's Annual Report on Form 10-K for the year ended July 31, 1994.

(10.14.3)   Change in Control Agreement dated November 15, 1993 between
            O. Napoleon Monroe and the Company. Incorporated by reference to Exhibit (10.14.3) to the Company's Annual Report on Form 10-K for the year ended July 31, 1994.

(10.15) Commitment letter dated May 4, 1995 between The CIT Group/ Equipment Financing, Inc. and the Company. Filed herewith.

(22) A list of the Company's subsidiaries is not provided because they, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as of the end of the year covered by this report.

(24)        Consent of Independent Accountants.  Filed herewith.

(27)        Financial Data Schedule

(b)   Reports on Form 8-K:

            There were no Current Reports on Form 8-K filed by the Registrant during the three months ended July 31, 1995.

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SURVIVAL TECHNOLOGY, INC.
                                       _________________________
                                             (Registrant)

                                       By /S/JAMES H. MILLER
                                          __________________
                                          James H. Miller
                                          President & CEO

Dated: October 30, 1995

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/S/ROBERT HERZSTEIN        Chairman of the Board             October 30, 1995
____________________
Robert Herzstein

/S/JAMES H. MILLER         President and Director            October 30, 1995
____________________
James H. Miller            (Principal Executive
                            Officer)

/S/JEFFREY W. CHURCH       Senior Vice President, Finance    October 30, 1995
____________________
Jeffrey W. Church          (Principal Financial and
                            Accounting Officer)

/S/DONALD M. SPERO         Director                          October 30, 1995
____________________
Donald M. Spero

/S/PAUL H. WAY             Director                          October 30, 1995
____________________
Paul H. Way

                            FINANCIAL STATEMENT SCHEDULES


                                                                                                           SCHEDULE V

                                             SURVIVAL TECHNOLOGY, INC.
                                               PROPERTY AND EQUIPMENT

                             Balance at                                                                   Balance at
                             Beginning      Additions                                                        at End
Classification               of Period       at Cost        Retirements   Dispositions       Transfers     of Period
______________               __________     ____________    ___________   ____________      ___________   ___________


For the year ended
   July 31, 1993
__________________

Furniture and equipment      $ 9,829,300    $  826,600(1)   $              $                $1,596,900    $12,252,800
Leasehold improvements         2,788,600        22,100                        (43,800)                      2,766,900
Construction in progress       2,392,700     2,206,000                                      (1,596,900)     3,001,800
                             ___________    ____________    ___________   ____________      ___________   ___________

                             $15,010,600    $3,054,700      $    -0-       $  (43,800)      $   -0-       $18,021,500
                             ___________    ____________    ___________   ____________      ___________   ___________
                             ___________    ____________    ___________   ____________      ___________   ___________

For the year ended
   July 31, 1994
__________________

Furniture and equipment      $12,252,800    $  515,600      $              $ (274,600)(2)   $1,629,800    $14,123,600
Leasehold improvements         2,766,900        70,600                                         563,300      3,400,800
Construction in progress       3,001,800     2,586,600                                      (2,193,100)     3,395,300
                             ___________    ____________    ___________   ____________      ___________   ___________

                             $18,021,500    $3,172,800      $   -0-        $ (274,600)      $    -0-      $20,919,700
                             ___________    ____________    ___________   ____________      ___________   ___________
                             ___________    ____________    ___________   ____________      ___________   ___________


For the year ended
   July 31, 1995
__________________

Furniture and equipment      $14,123,600    $  512,500      $              $ (136,200)      $  889,100    $15,389,000
Leasehold improvements         3,400,800         5,700                                       2,213,300      5,619,800
Construction in progress       3,395,300     3,279,600                                      (3,102,400)     3,572,500
                             ___________    ____________    ___________   ____________      ___________   ___________

                             $20,919,700    $3,797,800      $   -0-        $ (136,200)      $    -0-      $24,581,300
                             ___________    ____________    ___________   ____________      ___________   ___________
                             ___________    ____________    ___________   ____________      ___________   ___________


(1) Includes $100,000 of equipment purchased in connection with Medimech asset acquisition.
(2) Includes $94,100 of Medical Device equipment sold to Brunswick Biomedical Corporation

                                                                                      SCHEDULE VI


                                  SURVIVAL TECHNOLOGY, INC.
                          ACCUMULATED DEPRECIATION AND AMORTIZATION
                                  OF PROPERTY AND EQUIPMENT



                                          Additions
                             Balance at   Charged to                                   Balance
                             Beginning    Cost and                                     at End
Classification               of Period    Expenses      Retirements    Dispositions    of Period
______________               __________   __________    ___________    ____________    ___________


For the year ended
  July 31, 1993
__________________

Furniture and equipment      $5,152,400   $  824,300    $              $               $ 5,976,700
Leasehold improvement         2,040,100      215,800                        (11,900)     2,244,000
                             __________   __________    ___________    ____________    ___________

                             $7,192,500   $1,040,100    $    -0-       $    (11,900)   $ 8,220,700
                             __________   __________    ___________    ____________    ___________
                             __________   __________    ___________    ____________    ___________

For the year ended
  July 31, 1994
__________________

Furniture and equipment      $5,976,700   $  819,300    $              $   (171,500)   $ 6,624,500
Leasehold improvement         2,244,000      158,500                                     2,402,500
                             __________   __________    ___________    ____________    ___________

                             $8,220,700   $  977,800    $    -0-       $   (171,500)   $ 9,027,000
                             __________   __________    ___________    ____________    ___________
                             __________   __________    ___________    ____________    ___________

For the year ended
  July 31, 1995
__________________

Furniture and equipment      $6,624,500   $1,228,000    $              $   (136,200)   $ 7,716,300
Leasehold improvements        2,402,500      253,600                                     2,656,100
                             __________   __________    ___________    ____________    ___________

                             $9,027,000   $1,481,600    $    -0-       $   (136,200)   $10,372,400
                             __________   __________    ___________    ____________    ___________
                             __________   __________    ___________    ____________    ___________



                                                                         SCHEDULE VIII


                               SURVIVAL TECHNOLOGY, INC.
                    VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                Additions
                                  Balance at    Charged to                  Balance
                                  Beginning     Costs and      Write-off    at End
                                  of Period     Expenses      Deductions    of Period

                                  __________    __________    __________    __________


For the year ended
  July 31, 1993
__________________

Allowance for doubtful accounts   $  201,200    $  (20,000)   $    3,700   $  177,500
                                  __________    __________    __________    __________
                                  __________    __________    __________    __________

Inventory reserves                $  519,400    $  180,000    $  463,500   $  235,900
                                  __________    __________    __________    __________
                                  __________    __________    __________    __________

For the year ended
  July 31, 1994
__________________

Allowance for doubtful accounts   $  177,500    $   31,100    $  178,600   $   30,000
                                  __________    __________    __________    __________
                                  __________    __________    __________    __________

Inventory reserves                $  235,900    $   82,000    $   40,100   $  277,800
                                  __________    __________    __________    __________
                                  __________    __________    __________    __________

For the year ended
  July 31, 1995
__________________

Allowance for doubtful accounts   $   30,000    $  144,300    $  161,300   $   13,000
                                  __________    __________    __________    __________
                                  __________    __________    __________    __________

Inventory reserves                $  277,800    $  308,400    $  355,900   $  230,300
                                  __________    __________    __________    __________
                                  __________    __________    __________    __________


                           SURVIVAL TECHNOLOGY, INC.
                                 EXHIBIT INDEX
                                   FORM 10-K
                    FOR THE FISCAL YEAR ENDED JULY 31, 1995


Exhibit No.                     Description of Exhibit
__________  ___________________________________________________________________

(2.1) Asset Purchase Agreement dated July 31, 1994 between Survival Technology, Inc. and Brunswick Biomedical Corporation. Incorporated by reference to Exhibit (2.1) to the Company's Annual Report on Form 10-K for the year ended July 31, 1994.

(3.1) The Company's Bylaws (As Amended). Incorporated by reference to Exhibit (3.1) to the Company's Annual Report on Form 10-K for the year ended July 31, 1990.

(3.2) The Company's Articles of Incorporation (As Amended). Incorporated by reference to Exhibit (3.2) to the Company's Annual Report on Form 10-K for the year ended July 31, 1987 (File No. 0-5958).

(10.1) Indenture of Lease, dated January 1, 1982, between Survival Technology, Inc. and Abraham M. Morrison. Incorporated by reference to Exhibit (10.1) to the Company's Annual Report on Form 10-K for the year ended July 31, 1988 (File No. 0-5958).

(10.2) Revolving Credit Agreement dated November 4, 1993 between Merrill Lynch Financial Business Services, Inc. and the Company. Incorporated by reference to Exhibit (10.2) to the Company's Annual Report on Form 10-K for the year ended July 31, 1994.

(10.2.1) Revolving Credit Extension Agreement dated October 2, 1995 between Merrill Lynch Financial Business Services, Inc. and the Company. Filed herewith.

(10.3.1) Registration Rights Agreement dated September 14, 1990 made by the Company in favor of Robert E. Herzstein as Personal Representative of the Estate of Stanley J. Sarnoff. Incorporated by reference to Exhibit (10.2.3) to the Company's Annual Report on Form 10-K for the year ended July 31, 1990.

(10.3.2) Option Agreement dated September 14, 1990 made by the Company in favor of Robert E. Herzstein as Personal Representative of the Estate of Stanley J. Sarnoff. Incorporated by reference to Exhibit (10.2.2) to the Company's Annual Report and Form 10-K for the year ended July 31, 1990.

(10.3.3) Option Agreement Amendment dated September 14, 1993 made by the Company in favor of Robert E. Herzstein as Personal Representative of the Estate of Stanley J. Sarnoff. Incorporated by reference to Exhibit (10.3.3) to the Company's Annual Report and Form 10-K for the year ended July 31, 1994.

(10.4) Survival Technology, Inc., 1982 Stock Option Plan. Incorporated by reference to Exhibit (4.4) to Registration Statement No. 2-80908 on Form S-8.

(10.5) Survival Technology, Inc. 1986 Stock Option Plan (As Amended). Incorporated by reference to Exhibit (4.2) to Registration Statement No. 33-46981 on Form S-8.

(10.6) Contract DLA120-93-D-1021 dated November 17, 1992 between the U. S. Government (Defense Personnel Support Center) and the Company. Incorporated by reference to Exhibit (10.5) to the Company's Annual Report on Form 10-K for the year ended July 31, 1993.

(10.6.1) Contract DLA 120-94-D-1021 modification No. P00009 dated September 27, 1994 between the U.S. Government (Defense Personnel Support Center) and the Company. Incorporated by reference to Exhibit (10.6.2) to the Company's Annual Report on Form 10-K for the year ended July 31, 1994.

(10.7) Agreement dated as of January 1, 1987 between Center Laboratories, a division of EM Industries, Inc. and the Company. Incorporated by reference to Exhibit (10.11) to the Company's Annual Report on Form 10-K for the year ended July 31, 1988 (File No. 0-5958).

(10.7.1) Letter Agreement dated as of January 31, 1990 between Center Laboratories, a division of EM Industries, Inc. and the Company. Incorporated by reference to Exhibit (10.10.1) to the Company's Annual Report on Form 10-K for the year ended July 31, 1990.

(10.7.2) Investment Agreement dated November 12, 1992 between Survival Technology, Inc. and EM Industries, Inc. Incorporated by reference to Exhibit (10.7.2) to the Company's Annual Report on Form 10-K for the year ended July 31, 1994.

(10.8) Agreement dated June 23, 1981 between Survival Technology, Inc. and American Home Products Corporation. Incorporated by reference to Exhibit (10.12) to the Company's Annual Report on Form 10-K for the year ended July 31, 1988 (File No. 0-5958).

(10.8.1) License Agreement dated April 20, 1982 between Survival Technology, Inc. and American Home Products Corporation. Incorporated by reference to Exhibit (10.12.1) to the Company's Annual Report on Form 10-K for the year ended July 31, 1988 (File No. 0-5958).

(10.8.2) Supply Agreement dated August 3, 1993 between Survival Technology, Inc. and Wyeth-Ayerst Laboratories (A Division of American Home Products Corporation). Incorporated by reference to Exhibit (10.7.2) to the Company's Annual Report on Form 10-K for the year ended July 31, 1993.

(10.9) License and Supply Agreement dated January 31, 1989 between Bristol-Myers U.S. Pharmaceutical and Nutritional Group and the Company. Incorporated by reference to Exhibit (10.13) to the Company's Annual Report on Form 10-K for the year ended July 31, 1989.

(10.10)     Loan Agreement dated April 16, 1991 between Syntex
            Laboratories, Inc. and the Company. Incorporated by reference to Exhibit (10.11.1) to the Company's Current Report on Form 8-K dated April 16, 1991.

(10.10.1)   Agreement dated November 25, 1993 between Survival Technology, Inc.
            and Syntex Laboratories, Inc. with respect to the termination of the March 1, 1989 Manufacturing and Packaging Agreement.
            Incorporated by reference to Exhibit (10.9.2) to the Company's
            Annual Report on Form 10-K for the year ended July 31, 1993.

(10.11) License and Manufacturing Agreement between Lotus Biochemical Corporation and Survival Technology, Inc. dated July 27, 1993. Incorporated by reference to Exhibit (10.10) to the Company's Annual Report on Form 10-K for the year ended July 31, 1993.

(10.12) Development, Manufacturing and Supply Agreement between Mylan Laboratories, Inc. and Survival Technology, Inc. dated August 31, 1993. Incorporated by reference to Exhibit (10.11) to the Company's Annual Report on Form 10-K for the year ended July 31, 1993.

(10.12.1)   Development, Manufacturing and Supply Amendment Agreement dated
            July 28, 1994 between Mylan Laboratories, Inc. and Survival
            Technology, Inc. Incorporated by reference to Exhibit (10.12.1) to the Company's Annual Report on Form 10-K for the year ended
            July 31, 1994.

(10.13) Lease Agreement dated August 26, 1991 between Pru Beta 2 and the Company. Incorporated by reference to Exhibit (10.12) to the Company's Annual Report on Form 10-K for the year ended July 31, 1991.

(10.14) Employment Agreement dated March 2, 1993 between James H. Miller and the Company. Incorporated by reference to Exhibit (10.13) to the Company's Annual Report on Form 10-K for the year ended July 31, 1993.

(10.14.1)   Employment Agreement dated January 28, 1994 between Jeffrey W.
            Church and the Company. Incorporated by reference to Exhibit (10.14.1) to the Company's Annual Report on Form 10-K for the year ended July 31, 1994.

(10.14.2)   Employment Agreement dated January 28, 1994 between Glenn F.
            Wickes and the Company. Incorporated by reference to Exhibit (10.14.2) to the Company's Annual Report on Form 10-K for the year ended July 31, 1994.

(10.14.3)   Change in Control Agreement dated November 15, 1993 between
            O. Napoleon Monroe and the Company. Incorporated by reference to Exhibit (10.14.3) to the Company's Annual Report on Form 10-K for the year ended July 31, 1994.

(10.15) Commitment letter dated May 4, 1995 between The CIT Group/ Equipment Financing, Inc. and the Company. Filed herewith.

(22) A list of the Company's subsidiaries is not provided because they, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as of the end of the year covered by this report.

(24)        Consent of Independent Accountants.  Filed herewith.

(27)        Financial Data Schedule

(b)   Reports on Form 8-K:

            There were no Current Reports on Form 8-K filed by the Registrant during the three months ended July 31, 1995.