Form 10-Q
period 1995-10-31
SURVIVAL TECHNOLOGY INC
filed 1995-12-19
CIK 95676

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)


[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 31, 1995
                               ----------------

                                       OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------------

Commission file number 0-5958
                       ------


                       SURVIVAL TECHNOLOGY, INC.
--------------------------------------------------------------------------------
       (Exact name of Registrant as specified in its charter)

          DELAWARE                                52-0898764
-------------------------------         -------------------------------
 (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)           Identification Number)

2275 RESEARCH BLVD, ROCKVILLE, MARYLAND                         20850
---------------------------------------                      ----------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:        301-926-1800
                                                           ------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X    No
                          -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           CLASS                         OUTSTANDING AT NOVEMBER 30, 1995
----------------------------             --------------------------------

COMMON STOCK, $.10 PAR VALUE                      3,087,713 SHARES

                            SURVIVAL TECHNOLOGY, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 1995



PART I. FINANCIAL INFORMATION                            PAGE NO.
-----------------------------                            --------

ITEM 1. Financial Statements (Unaudited)

     Consolidated Condensed Balance Sheets as of
       October 31, 1995 and July 31, 1995 .................  3

     Consolidated Condensed Statements of Income
       for the Three Months Ended October 31,
       1995 and 1994 ......................................  4

     Consolidated Condensed Statements of Cash Flows
       for the Three Months Ended October 31, 1995
       and 1994 ...........................................  5

     Notes to Consolidated Condensed Financial
       Statements .........................................  6


ITEM 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations ........  7


PART II. OTHER INFORMATION
--------------------------

ITEM 6.  Exhibits and Reports on Form 8-K ................. 10

SIGNATURES ................................................ 11

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. Financial Statements

                            SURVIVAL TECHNOLOGY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                               October 31,       July 31,
                                                  1995             1995
                                               (unaudited)       (audited)
                                               -----------     ------------
ASSETS
CURRENT ASSETS:
     Cash                                       $    13,300     $   503,600
     Receivables                                  4,863,800       5,852,700
     Inventories                                  5,182,800       3,829,800
     Prepaid expenses and other assets              381,600         336,100
     Deferred income taxes                        1,030,900       1,030,900
                                                -----------     -----------
       Total current assets                      11,472,400      11,553,100
                                                -----------     -----------
FIXED ASSETS                                     24,835,400      24,581,300
     Less accumulated depreciation               10,561,400      10,372,400
                                                -----------     -----------
                                                 14,274,000      14,208,900
                                                -----------     -----------
PATENTS AND LICENSES, AT COST LESS
  AMORTIZATION OF $556,700 AND $517,200           1,887,700       1,916,800
OTHER NONCURRENT ASSETS                              30,700          36,300
                                                -----------     -----------
                                                $27,664,800     $27,715,100
                                                -----------     -----------
                                                -----------     -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable to bank                       $ 3,921,600     $ 3,917,000
     Note payable to Syntex                         800,000         800,000
     Current portion of long-term debt              388,700         492,600
     Accounts payable                             1,448,700       1,016,800
     Restructuring reserve                          523,200         450,000
     Other liabilities and accrued expenses       1,040,400       1,208,400
                                                -----------     -----------
       Total current liabilities                  8,122,600       7,884,800

LONG-TERM DEBT:
     Note payable to Syntex                         388,400         588,400
     Other long-term debt                           870,600         897,200
DEFERRED REVENUE                                                    250,000
OTHER NONCURRENT LIABILITIES                        525,400         489,200
DEFERRED INCOME TAXES                             1,455,000       1,455,000
                                                -----------     -----------
       Total liabilities                         11,362,000      11,564,600
                                                -----------     -----------

SHAREHOLDERS' EQUITY:
     Common stock, $.10 par value;
      10,000,000 shares authorized;
      3,086,600 and 3,085,400 issued
      and outstanding                               308,700         308,500
     Paid-in capital in excess of par value       5,080,400       5,072,700
     Retained earnings                           10,913,700      10,769,300
                                                -----------     -----------
       Total shareholders' equity                16,302,800      16,150,500
                                                -----------     -----------

                                                $27,664,800     $27,715,100
                                                -----------     -----------
                                                -----------     -----------

See accompanying Notes to Consolidated Condensed Financial Statements.

                            SURVIVAL TECHNOLOGY, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                    Three Months Ended
                                                        October 31,
                                                ---------------------------
                                                    1995           1994
                                                    ----           ----
Net sales                                         $5,294,900     $4,967,300

Cost of sales                                      3,514,600      3,216,200
                                                  ----------     ----------
    GROSS PROFIT                                   1,780,300      1,751,100
                                                  ----------     ----------
Selling, general, and administrative
  expenses                                           804,200      1,031,000
Research and development expenses                    171,700        263,600
Depreciation and amortization expenses               421,200        382,600
Restructuring charge                                  94,000
                                                  ----------     ----------
                                                   1,491,100      1,677,200
                                                  ----------     ----------

    OPERATING INCOME                                 289,200         73,900
                                                  ----------     ----------

Other (expense) income:
  Interest expense                                  (120,600)       (65,300)
  Other income                                        66,200         31,700
                                                  ----------     ----------
                                                     (54,400)       (33,600)
                                                  ----------     ----------
Income before income taxes                           234,800         40,300

Provision for income taxes                            90,400         15,300
                                                  ----------     ----------

NET INCOME                                        $  144,400      $  25,000
                                                  ----------     ----------
                                                  ----------     ----------

NET INCOME PER COMMON SHARE                             $.05           $.01
                                                        ----           ----
                                                        ----           ----

AVERAGE NUMBER OF SHARES OUTSTANDING               3,109,000      3,099,400
                                                  ----------     ----------


See accompanying Notes to Consolidated Condensed Financial Statements.

                            SURVIVAL TECHNOLOGY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                  Three Months Ended
                                                      October 31,
                                             ---------------------------
                                                 1995             1994
                                                 ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                 $  144,400      $    25,000
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
      Depreciation and amortization             421,200          382,600
      Gain on fixed asset disposal              (13,600)
      Deferred lease incentives                  (7,600)          (7,600)
      Decrease in receivables                   988,900          738,700
      Increase in inventories                (1,353,000)      (1,246,900)
      (Increase) decrease in prepaid
        expenses and other assets               (45,500)          46,800
      Increase in accounts payable              431,900          402,500
      Increase in restructuring reserve          73,200
      Decrease in other liabilities
        and accrued expenses                   (168,000)         (40,900)
                                             ----------      -----------
        Net cash provided by
         operating activities                   471,900          300,200
                                             ----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                    (464,300)        (846,500)
  Proceeds from sale of fixed assets             36,700
  Purchases of patents and licenses             (10,400)         (98,800)
  Decrease in other noncurrent assets                             45,100
  Increase in other noncurrent
    liabilities                                  43,800           15,700
                                             ----------      -----------

        Net cash used for investing
         activities                            (394,200)        (884,500)
                                             ----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds on note payable to bank                4,600        1,210,000
  Payments on note payable to Syntex           (200,000)        (200,000)
  Payments on other long-term debt             (130,500)         (93,100)
  Decrease in deferred revenue                 (250,000)
  Sale of common stock                            7,900
                                             ----------      -----------
        Net cash (used for) provided by
         financing activities                  (568,000)         916,900
                                             ----------      -----------

NET (DECREASE) INCREASE IN CASH                (490,300)         332,600

CASH AT BEGINNING OF PERIOD                     503,600           65,000
                                             ----------      -----------
CASH AT END OF PERIOD                        $   13,300      $   397,600
                                             ----------      -----------
                                             ----------      -----------

See accompanying Notes to Consolidated Condensed Financial Statements.

                            SURVIVAL TECHNOLOGY, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 1995

           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of October 31, 1995, the results of its operations and cash flows for the three-month periods ended October 31, 1995 and 1994. The results of operations for the three-month period ended October 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1996.


B. The significant accounting principles and practices followed by the Company are set forth in Note 1 of the Notes to Consolidated Financial Statements in the Survival Technology, Inc. Annual Report on Form 10-K for the year ended July 31, 1995.


C.   Inventories consisted of the following:

                                                  October 31,     July 31,
                                                     1995          1995
                                                  -----------   ----------
     Components and subassemblies                 $3,207,000    $2,777,400
     Material, labor and overhead
          costs in process                         1,609,400       605,100
     Finished goods                                  605,700       677,600
                                                  -----------   ----------
                                                   5,422,100     4,060,100

     Inventory reserve                              (239,300)     (230,300)
                                                  -----------   ----------

         Total                                    $5,182,800    $3,829,800
                                                  -----------   ----------
                                                  -----------   ----------

D. During the fourth quarter of fiscal 1995, the Company's Board of Director's approved a restructuring plan to explore various alternatives relating to occupancy cost reductions at the corporate headquarters in Rockville, MD. which resulted in a $450,000 charge against earnings. As part of this plan, the Company initiated certain organizational changes during the current quarter resulting in additional charges of $94,000 related to employee severance payments in fiscal 1996.

     The following table sets forth the Company's restructuring reserve as of October 31, 1995:

                              RESTRUCTURING RESERVE
                              ---------------------

          Relocation of facilities                $ 450,000
          Employee severance accrual                 94,000
          Cash payments for severance               (20,800)
                                                  ---------
                                                  $ 523,200
                                                  ---------
                                                  ---------



                            SURVIVAL TECHNOLOGY, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 1995


ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations

THE QUARTER IN REVIEW

The Company reported net income of $144,400 ($.05 per share) on sales of $5.3 million for the first quarter of its fiscal year 1996 compared with net income of $25,000 ($.01 per share) on sales of $5 million in the same prior year period. Current quarter earnings include an additional restructuring charge of $58,300, net of tax, ($.02 per share) for the previously reported restructuring plan approved by the Company's Board of Directors during the fourth quarter of fiscal 1995.

A decrease in selling, general and administrative expenses of $226,800 (22%) was the primary factor contributing to the increase in operating income for the first quarter of fiscal 1996 when compared to the same prior year period. The absence of certain administrative costs coupled with an adjustment for annual user fees payable to the U.S. Food and Drug Administration ("FDA") contributed to this reduction in operating expenses.

Revenues increased $327,500 (7%) during the current quarter from higher sales of military products when compared with the same quarter last year. Military product revenues increased $635,100 (43%) to $2,105,100 in the first quarter of fiscal 1996 from $1,470,000 in the first quarter of fiscal 1995. This increase was partially offset by a decrease in commercial revenues of $307,600 (9%) from $3.5 million last year to $3.2 million this year.

The increase in military product sales resulted primarily from deliveries of incremental product to the U.S. Department of Defense ("DoD") under the recently renewed Industrial Base Maintenance contract which runs through September 1996.
This new contract has been expanded to include the pre-stocking of critical components at STI's St. Louis manufacturing facility to enhance readiness and mobilization capability. Revenues from the base maintenance contract were $1.9 million in the first quarter of fiscal 1996 which represents a $540,000 (40%) increase from the $1.36 million in the corresponding prior year period. The
Company expects revenues under the base maintenance contract to improve in fiscal 1996 as a result of the new pre-stocking program as well as deliveries of more incremental product.

As previously reported, the Company completed its development of the Diazepam auto-injector in the fourth quarter of fiscal 1995 with the submission of a supplemental New Drug Application ("NDA") by the DoD to the FDA. The FDA is in its final stage of reviewing the supplemental NDA as they recently concluded a favorable pre-approval inspection of STI's St. Louis manufacturing facility.
Final approval is expected during the second quarter of fiscal 1996 with initial deliveries of Diazepam auto-injectors to begin immediately following FDA approval.




                            SURVIVAL TECHNOLOGY, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 1995

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations (continued)

The decline in commercial revenues resulted primarily from the absence of $1.1 million of revenues, primarily the Company's patented CytoGuard-Registered
Trademark- Aerosol Protective Device as well as the filling of clinical supply materials for Cephalon, Inc.. Revenues from CytoGuard and the filling for Cephalon totalled $763,700 and $253,500, respectively, for the quarter ended
October 31, 1994. As previously reported, a decline in CytoGuard revenues was expected as STI's exclusive distributor of the CytoGuard, Bristol-Myers Squibb
("BMS") Oncology Division, changed the packaging of this product from a single unit to a multi-unit package. Increased levels of inventory at BMS resulted from this packaging change coupled with lower sales of BMS' products.

Increased revenues from STI's EpiPen auto-injector partially offset the decline in other commercial products revenue. EpiPen sales increased
$921,300 (50%) during the current quarter to $2.8 million when compared with the same prior year period. The EpiPen contains epinephrine and is indicated for self-injection by persons who are at risk for severe allergic reactions to bee stings, insect bites and ingestion of certain foods. This sales increase is primarily attributable to expanded promotional efforts over the last two years by Center Laboratories, Inc. ("Center"), STI's exclusive distributor of the EpiPen. The Company anticipates EpiPen sales to continue improving over prior year levels with Center's continuing expansion of marketing efforts in the U.S. and international markets coupled with the new
EpiE-Zpen-TM-launch planned for early calendar year 1996. This new injector which received FDA approval in August 1995, has additional safety features and user convenience enhancements to better serve the consumer market and will be positioned to expand epinephrine auto-injector use in the U.S. and abroad.

The Company continues to work with a number of pharmaceutical and biotechnology companies to formulate their drugs for use in STI's proprietary drug delivery systems. Revenues from these product development contracts were $424,500 for the first quarter of fiscal 1996 of which $250,000 related to revenue previously deferred. This represents a $76,900 (15%) decrease from the first quarter of fiscal 1995. Timing differences in successive quarters are expected to make up this difference as development revenues in fiscal 1996 should be comparable to fiscal 1995.

Gross margins remained relatively constant at 34% in the first quarter of fiscal
1996 compared to 35% in the first quarter of fiscal 1995.

Research and development ("R&D") expenditures decreased $91,900 (35%) in the current quarter when compared to the same prior year period due to the timing of expenditures related to certain projects. The Company expects R&D expenses in fiscal 1996 to be comparable to fiscal 1995.

Depreciation and amortization increased $38,600 (10%), as anticipated, from the corresponding prior year period due to significant levels of capital expenditures made over the past two years.




                            SURVIVAL TECHNOLOGY, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 1995


ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations (continued)

Charges from the restructuring plan, adopted in the fourth quarter of fiscal
1995, totalled $94,000 during the first quarter of fiscal 1996. This additional charge for employee severance payments recorded in accordance with the organizational changes initiated during the current quarter. See Note D in Notes to Consolidated Condensed Financial Statements.

Other expenses, net of other income, increased $20,800 in the current quarter versus the same period last year. This resulted from an increase in interest expense of $55,300 due to higher levels of bank borrowings throughout the entire first quarter of fiscal 1996 coupled with additional long-term debt financing secured for capital expansion projects (see "Liquidity and Capital Resources" below). This increase was partially offset by a gain on sale of fixed assets
($13,600) coupled with increased royalty income ($14,600) from sales of the Company's former products within its Medical Device Division which was sold to Brunswick Biomedical Corporation in July 1994.


LIQUIDITY AND CAPITAL RESOURCES

The Company has a $5 million line of credit agreement ("Agreement") with Merrill
Lynch Business Financial Services Inc. ("MLBFS") through September 1996.
Outstanding borrowings under the Agreement totalled $3.9 million at October 31, 1995. The interest rate charged by MLBFS is the 30-day commercial paper rate as published in the Wall Street Journal plus 265 basis points. The Agreement places a $5 million limit on capital expenditures in any one fiscal year. The
Company relies on its line of credit facility to satisfy its working capital and capital expenditure requirements.

The Company has a Loan Agreement pursuant to which Syntex Laboratories, Inc.
agreed to lend $5.4 million to the Company to finance working capital requirements and capital expenditures designed to increase the production capacity of the Company's Cartrix-TM- syringe system. The outstanding loan balance bears interest at the same rate of interest the Company pays on its current commercial line of credit facility. Principal payments continued for the calendar quarter ended September 30, 1995 at the minimum of $200,000 per quarter reducing the outstanding loan balance to $1.2 million at October 31, 1995. The loan is subject to acceleration upon the occurrence of certain events.

To assist in the Company's previously reported capital investment program, the Company entered into a loan agreement with The CIT Group/Equipment Financing, Inc. ("CIT") in May 1995. This arrangement will consist of a series of loans for the acquisition of production molds, high speed component preparation and filling equipment and facility renovations not to exceed a maximum aggregate of $3 million. Loan proceeds to date totalled $1,046,100 of which $953,900 was outstanding at October 31, 1995 at an interest rate of 9.2%.




                         SURVIVAL TECHNOLOGY, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 1995


ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations (continued)


BALANCE SHEET REVIEW

Working capital was $3,349,800 at October 31, 1995 compared with $3,668,300 at July 31, 1995 representing a decrease of $318,500 (9%). This decrease resulted primarily from a lower receivable balance. Receivables decreased $988,900 (17%) due to lower CytoGuard sales during the current quarter. Inventories increased $1.35 million (35%) in support of orders for the DoD coupled with the preparation of new product launches for the EpiE-Zpen and the Diazepam auto-injectors, all scheduled for delivery in the second and third quarters of fiscal 1996. Prepaid expenses and other assets increased $45,500 (14%) while deferred income taxes remained constant at $1,030,900.

During the current quarter, note payable to bank remained constant at $3.9 million while note payable to Syntex decreased $200,000 (14%) in line with scheduled quarterly payments discussed above under "Liquidity and Capital
Resources".  Other long-term debt, including the current portion, decreased
$130,500 (9%) as the Company continued to pay down on the CIT loan (see
"Liquidity and Capital Resources") and its capital lease obligations. The capital lease obligation was used to finance the Company's fully integrated management information system. Accounts payable increased $431,900 (42%) in conjunction with increased levels of inventory discussed above. Other liabilities and accrued expenses decreased $168,000 (14%) while the restructuring reserve increased $73,200 (16%) for employee severance payments associated with the previously discussed organizational changes. Deferred revenue decreased $250,000 (100%) as the Company recognized the remaining revenue from a development contract discussed previously.

Capital expenditures aggregated $464,300 during the first quarter of fiscal
1996 which consisted primarily of improvements designed to automate and validate current production processes at the Company's St. Louis manufacturing facility.



PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K

          (b)  Reports on Form  8-K:
               There were no reports on Form 8-K filed by the Registrant during the three months ended October 31, 1995.




                            SURVIVAL TECHNOLOGY, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED OCTOBER 31, 1995




                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SURVIVAL TECHNOLOGY, INC.
                                   -------------------------
                                          Registrant



 December 15, 1995                 By:  /S/ JAMES H. MILLER
-------------------                     --------------------------
     Date                               James H. Miller
                                        President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)

 December 15, 1995                 By:  /S/ JEFFREY W. CHURCH
-------------------                     -------------------------
      Date                              Jeffrey W. Church
                                        Senior Vice President - Finance
                                        and Chief Financial Officer
                                        (Principal Financial and
                                         Accounting Officer)