Form 10-Q
period 1996-01-31
SURVIVAL TECHNOLOGY INC
filed 1996-03-18
CIK 95676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JANUARY 31, 1996
                               ----------------

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

Commission file Number     0-5958
                       --------------


                           SURVIVAL TECHNOLOGY, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


    DELAWARE                                                  52-0898764
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


2275 RESEARCH BLVD., ROCKVILLE, MD                                   20850
----------------------------------------                           ----------
(Address of principal executive offices)                           (Zip Code)


(301) 926-1800
--------------------------------------------------
Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES [X]        NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS                                OUTSTANDING AS OF FEBRUARY 29, 1996
----------------------------              ------------------------------------
Common Stock, $.10 par value                        3,088,200 Shares

                            SURVIVAL TECHNOLOGY, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED JANUARY 31, 1996


                                                                    PAGE NO.
                                                                    --------

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

          Consolidated Condensed Balance Sheets as of
            January 31, 1996 and July 31, 1995 .............              3


          Consolidated Condensed Statements of Income for
            the Three-Month and Six-Month Periods Ended
            January 31, 1996 and 1995.......................              4


          Consolidated Condensed Statements of Cash Flows
            for the Six-Months Ended January 31, 1996
            and 1995.........................................             5


          Notes to Consolidated Condensed Financial
            Statements .....................................              6



ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..............             7



PART II. OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of
         Security Holders ..................................             10

ITEM 6.  Exhibits and Reports on Form 8-K ..................             10


SIGNATURES .................................................             11

                           SURVIVAL TECHNOLOGY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements
                                                  January 31,          July 31,
                                                    1996                1995
                                                 (UNAUDITED)          (AUDITED)
                                                -----------         -----------
ASSETS
CURRENT ASSETS
  Cash                                          $    32,800         $   503,600
  Receivables                                     6,734,500           5,852,700
  Inventories                                     4,677,100           3,829,800
  Prepaid expenses and other assets                 476,400             336,100
  Deferred income taxes                           1,030,900           1,030,900
                                                -----------         -----------
     Total current assets                        12,951,700          11,553,100
                                                -----------         -----------

FIXED ASSETS                                     25,209,600          24,581,300
  Less accumulated depreciation                  10,846,100          10,372,400
                                                -----------         -----------
                                                 14,363,500          14,208,900
                                                -----------         -----------
PATENTS AND LICENSES AT COST LESS
  AMORTIZATION OF $596,200 AND $517,200           1,872,400           1,916,800

OTHER NONCURRENT ASSETS                              34,900              36,300
                                                -----------         -----------

                                                $29,222,500         $27,715,100
                                                -----------         -----------
                                                -----------         -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Note payable to bank                          $ 2,957,500         $ 3,917,000
  Note payable to Syntex                            800,000             800,000
  Current portion of long-term debt                 421,500             492,600
  Accounts payable                                2,529,200           1,016,800
  Restructuring reserve                             492,800             450,000
  Other liabilities and accrued expenses          1,626,100           1,208,400
                                                -----------         -----------
    Total current liabilities                     8,827,100           7,884,800

NOTE PAYABLE TO SYNTEX                              188,400             588,400
OTHER LONG-TERM DEBT                              1,128,200             897,200
DEFERRED REVENUE                                    375,000             250,000
OTHER NONCURRENT LIABILITIES                        561,600             489,200
DEFERRED INCOME TAXES                             1,455,000           1,455,000
                                                -----------         -----------
    Total liabilities                            12,535,300          11,564,600
                                                -----------         -----------

SHAREHOLDERS' EQUITY:
  Common stock, $.10 par value;
    10,000,000 shares authorized;
    3,087,000 and 3,085,400 shares
    issued and outstanding                          308,700             308,500
  Paid-in capital in excess of par value          5,083,500           5,072,700
  Retained earnings                              11,295,000          10,769,300
                                                -----------         -----------
    Total shareholders' equity                   16,687,200          16,150,500
                                                -----------         -----------

                                                $29,222,500         $27,715,100
                                                -----------         -----------
                                                -----------         -----------


See accompanying notes to consolidated condensed financial statements.

                            SURVIVAL TECHNOLOGY, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                                Three Months Ended         Six Months Ended
                                                                   January 31,               January 31,
                                                             ------------------------  ------------------------
                                                                1996         1995         1996         1995
                                                             -----------  -----------  -----------  -----------
Net sales                                                    $ 8,569,400  $ 6,444,700  $13,864,300  $11,412,100
Cost of sales                                                  6,187,100    4,670,800    9,701,700    7,887,000
                                                             -----------  -----------  -----------  -----------
    Gross profit                                               2,382,300    1,773,900    4,162,600    3,525,100
                                                             -----------  -----------  -----------  -----------
Selling, general & administrative expense                        971,700    1,100,400    1,775,900    2,102,400
Research & development expense                                   189,200      250,600      360,900      543,300
Restructuring charge                                                                        94,000
Depreciation and amortization expense                            468,800      344,700      890,000      727,300
                                                             -----------  -----------  -----------  -----------
                                                               1,629,700    1,695,700    3,120,800    3,373,000
                                                             -----------  -----------  -----------  -----------
    Operating income                                             752,600       78,200    1,041,800      152,100
                                                             -----------  -----------  -----------  -----------
Other expense:
  Interest expense                                              (126,900)     (87,700)    (247,500)    (153,000)
  Other (expense) income                                         (12,300)      46,900       53,900       78,600
                                                             -----------  -----------  -----------  -----------
                                                                (139,200)     (40,800)    (193,600)     (74,400)
                                                             -----------  -----------  -----------  -----------
Income before income taxes                                       613,400       37,400      848,200       77,700
Provision for income taxes                                       232,000       13,400      322,300       28,700
                                                             -----------  -----------  -----------  -----------
Net income                                                   $   381,400  $    24,000  $   525,900  $    49,000
                                                             -----------  -----------  -----------  -----------
                                                             -----------  -----------  -----------  -----------
Per common share:
  Net income                                                       $ .12       $ .01         $ .17        $ .02
                                                                   -----       -----         -----        -----
                                                                   -----       -----         -----        -----
Average number of common shares outstanding                    3,111,300    3,100,700    3,110,200    3,100,100
                                                             -----------  -----------  -----------  -----------

See accompanying notes to consolidated condensed financial statements.

                       SURVIVAL TECHNOLOGY, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                                                          Six Months Ended
                                                                                            January 31,
                                                                                   ------------------------------
                                                                                        1996            1995
                                                                                   --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $      525,900  $       49,000
Adjustments to reconcile net income to net cash provided by (used for) operating activities
  Depreciation and amortization                                                           890,000         727,300
  Loss on fixed asset disposals                                                               800
  Deferred lease incentives                                                               (15,100)        (15,100)
  Increase in receivables                                                                (881,800)       (910,700)
  Increase in inventories                                                                (847,300)     (1,325,400)
  Increase in prepaid expenses and other assets                                          (140,300)        (69,700)
  Increase in accounts payable                                                          1,512,400         788,300
  Increase in restructuring reserve                                                        42,800
  Increase (decrease) in other liabilities and accrued expenses                           417,700        (189,000)
                                                                                   --------------  --------------
      Net cash provided by (used for) operating activities                              1,505,100        (945,300)
                                                                                   --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                                                              (992,800)     (1,880,400)
  Purchases of patents and licenses                                                       (34,500)       (154,600)
  (Increase) decrease in other noncurrent assets                                          (10,100)         41,600
  Increase (decrease) in other noncurrent liabilities                                                         400
                                                                                   --------------  --------------
      Net cash provided by (used for) investing activities                             (1,037,400)     (1,993,000)
                                                                                   --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payment) proceeds on note payable to bank                                             (959,500)      3,388,000
  Payment on note payable to Syntex                                                      (400,000)       (400,000)
  Proceeds (payment) on long-term debt                                                    159,900         (60,800)
  Increase in deferred revenue                                                            125,000
  Increase in other noncurrent liabilities                                                 87,500
  Proceeds from fixed asset dispositions                                                   37,600
  Proceeds from issuance of common stock                                                   11,000
                                                                                   --------------  --------------
      Net cash provided by (used for) financing activities                               (938,500)      2,927,200
                                                                                   --------------  --------------
NET DECREASE IN CASH                                                               $     (470,800) $      (11,100)
                                                                                   --------------  --------------
                                                                                   --------------  --------------
Cash at beginning of period                                                        $      503,600  $       65,000
  Cash at end of period                                                                    32,800          53,900
                                                                                   --------------  --------------
NET DECREASE IN CASH                                                               $     (470,800) $      (11,100)
                                                                                   --------------  --------------
                                                                                   --------------  --------------



See accompanying notes to consolidated condensed financial statements.

                            SURVIVAL TECHNOLOGY, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED JANUARY 31, 1996


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of January 31, 1996 and July 31, 1995, the results of its operations for the three-month and six-month periods ended January 31, 1996 and 1995, and its cash flows for the six-month periods ended January 31, 1996 and 1995. The results of operations for the three-month and six-month periods ended January 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1996.

B. The significant accounting principles and practices followed by the Company are set forth in Note 1 of the Notes to Consolidated Financial Statements in the Survival Technology, Inc. Annual Report on Form 10-K for the year ended July 31, 1995.

C.   Inventories consisted of the following:

                                           January 31,              July 31,
                                              1996                   1995
                                           -----------           -----------

        Components and subassemblies       $ 2,592,500           $ 2,780,200
        Material, labor and overhead
          costs in process                   1,460,900               605,100
        Finished goods                         821,800               674,800
                                           -----------           -----------
                                             4,875,200             4,060,100

        Inventory reserve                     (198,100)             (230,300)
                                           -----------           -----------

          Total                            $ 4,677,100           $ 3,829,800
                                           -----------           -----------
                                           -----------           -----------


D. During the fourth quarter of fiscal 1995, the Company's Board of Director's approved a restructuring plan to explore various alternatives relating to occupancy cost reductions at the corporate headquarters in Rockville, MD which resulted in a $450,000 charge against earnings. The Company is currently exploring options related to reducing occupancy costs at its corporate office facility in Rockville, Maryland.

     As part of this plan, the Company initiated certain organizational changes during the first quarter of fiscal 1996 resulting in additional charges of $94,000 related to employee severance payments in fiscal 1996. The following table sets forth the Company's restructuring reserve as of January 31, 1996:

                                   RESTRUCTURING RESERVE

          Relocation of facilities           $ 450,000
          Employee severance accrual            94,000
          Cash payments for severance          (51,200)
                                             ----------
                                             $ 492,800
                                             ----------
                                             ----------


E.   STI entered into a loan agreement with the CIT Group/Equipment   Financing,
     Inc. ("CIT") in May 1995. This arrangement consists of a series of loans for the acquisition of production molds, high speed component preparation and filling equipment and facility renovations not to exceed a maximum aggregate of $3 million. During the current quarter, STI received proceeds ($445,300) from CIT for a second loan within the series of loans. Loan proceeds to date totalled $1.5 million of which $1.3 million was outstanding at January 31, 1996, at interest rates of 9.2% and 7.9%.

                            SURVIVAL TECHNOLOGY, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED JANUARY 31, 1996

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


THE QUARTER AND SIX MONTHS IN REVIEW

The Company reported net income of $381,400 ($.12 per share) on sales of $8.6 million for the second quarter of fiscal 1996 compared with net income of $24,000 ($.01 per share) on sales of $6.5 million in the same period of fiscal 1995. Net income for the six months ended January 31, 1996 totalled $525,900 ($.17 per share) on sales of $13.9 million compared with net income of $49,000 ($.02 per share) on sales of $11.4 million during the six-month period ended January 31, 1995. Revenues increased $2.1 million (33%) during the current quarter and $2.5 million (22%) during the first six months of fiscal 1996 on the strength of higher U.S. military product and EpiPen-Registered Trademark- auto-injector sales.

Military product sales increased $2.2 million (63%) to $5.7 million in the second quarter and $2.8 million (57%) to $7.8 million in the first half of fiscal 1996 when compared with the corresponding prior year periods. These increases were due to shipments of military auto-injectors during the current quarter coupled with additional services provided as part of the Industrial Base Maintenance Contract with the U.S. Department of Defense ("DoD"). Revenues under this DoD contract more than doubled to $5.6 million for the quarter and $7.5 million for the six months ended January 31, 1996 when compared with the same periods last year. Product deliveries included the Diazepam auto-injector which was approved by the U.S. Food and Drug Administration ("FDA") in December 1995. Revenues for this new injector were $650,800 in the current quarter with third and fourth quarter deliveries expected to generate over $2 million in additional sales. Additional services provided to the DoD included the pre-stocking of critical components at STI's St. Louis manufacturing facility to enhance readiness and mobilization capability. STI's intensified efforts to expand sales of its military products into international markets has resulted in orders from new customers that are expected to generate approximately $1 million in sales over the second half of fiscal 1996.

Commercial products and services generated revenues of $2.8 million and $6 million for the quarter and six months ended January 31, 1996. This represents decreases of $97,300 (3%) in the current quarter and $420,500 (7%) in the first six months of fiscal 1996 when compared with the same periods in fiscal 1995. Lower commercial revenues for the first half of fiscal 1996 were primarily due to the anticipated absence in CytoGuard-Registered Trademark-sales of $787,500 coupled with lower sales ($430,800) from other contract manufacturing activities. These sales declines were partially offset by a $727,700 (18%) increase in revenues from STI's EpiPen auto-injector sales to $4.7 million for the six months ended January 31, 1996. The EpiPen contains epinephrine and is indicated for self-injection by persons who are at risk for severe allergic reactions to bee stings, insect bites, and ingestion of certain foods. The sales increase is primarily attributable to expanded promotional efforts over the last several years by Center Laboratories, Inc. ("Center"), STI's exclusive distributor of the EpiPen. The Company anticipates EpiPen sales to continue improving over prior year levels with Center's continuing expansion of marketing efforts in the U.S. and international markets coupled with the launch of STI's second new product, the Epi E-Z Pen-TM-, during the third quarter of fiscal 1996.

The Company continues to work with a number of pharmaceutical and biotechnology companies to formulate their drugs for use in STI's proprietary drug delivery systems. STI entered into two new development contracts this year which have generated revenues of $436,200 during the current quarter and are primarily responsible for the 31% increase in R&D revenues when compared to the same quarter last year. R&D sales for the first six months of fiscal 1996 was $1.2 million which represents an increase of $102,400 (10%) over the same prior year period. The Company expects to complete both contracts during fiscal 1996 with revenue aggregating $1 million. Upon the successful

                            SURVIVAL TECHNOLOGY, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED JANUARY 31, 1996

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

completion of these development activities, the Company anticipates signing follow-on development and supply agreements for these products as early as fiscal 1997.

Gross margins remained relatively constant at 28% for the quarter and 30% for the six months ended January 31, 1996 compared to 28% for the quarter and 31% for the six months ended January 31, 1995. The Company is working to improve gross margins through new product introductions along with the completion of several manufacturing cost reduction programs currently in progress.

Selling, general and administrative expenses decreased $128,700 (12%) in the current quarter and $326,500 (16%) in the first half of fiscal 1996 when compared with the same prior year periods. This resulted from the absence of certain administrative costs related to organizational changes and lower bad debt expense. The Company's previously reported restructuring plan (discussed below) is expected to further reduce administrative costs in the future.

Research and development expenditures decreased $61,400 (25%) and $182,400 (34%) in the second quarter and first half of fiscal 1996 when compared with the same periods in fiscal 1995. This was due to the timing of expenditures related to certain projects which may be deferred beyond the current year and would result in lower R&D expenses in fiscal 1996 when compared to fiscal 1995.

Depreciation and amortization increased $124,100 (36%) and $162,700 (22%) for the quarter and six months ended January 31, 1996 when compared with the same periods in fiscal 1995. As previously reported, these increases were anticipated due to significant levels of capital expenditures made over the last two fiscal years to automate manufacturing processes to increase efficiency and enhance capacity.

As part of the restructuring plan adopted in the fourth quarter of fiscal 1995, the Company initiated certain organizational changes during the first quarter of fiscal 1996 resulting in additional charges of $94,000 related to employee severance payments in fiscal 1996. See Note D in Notes to Consolidated Condensed Financial Statements. The Company is continuing to explore options related to reducing occupancy costs at its corporate office facility in Rockville, Maryland.

Other expense increased $98,400 in the second quarter and $119,200 for the first six months of fiscal 1996 when compared with the same periods in fiscal 1995. These increases were primarily the result of higher interest expense due to higher levels of bank borrowings necessary to fund inventory purchases in support of higher sales levels and to fund continuing capital investment programs.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $5 million line of credit agreement ("Agreement") with Merrill Lynch Business Financial Services Inc. ("MLBFS") through September 1996. Outstanding borrowings under the Agreement totalled $3 million at January 31, 1996. The Agreement places a $5 million limit on capital expenditures in any one fiscal year which have aggregated $1 million for the six months ended January 31, 1996. The Company relies on its line of credit facility to satisfy its working capital and capital expenditure requirements.

The Company has a Loan Agreement pursuant to which Syntex Laboratories, Inc. agreed to lend STI $5.4 million to finance working capital requirements and capital expenditures designed to increase the production capacity of the Company's Cartrix syringe system. The outstanding loan balance bears interest at the same rate of interest the Company pays on its current commercial line of credit facility. Principal payments continued for the calendar quarter

                            SURVIVAL TECHNOLOGY, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED JANUARY 31, 1996

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)


ended December 31, 1995 at the minimum of $200,000 per quarter ($400,000) through the first six months of fiscal 1996) reducing the outstanding loan balance to less than $1 million ($988,400) at January 31, 1996. The loan is subject to acceleration upon the occurrence of certain events.

To assist the Company's previously reported capital investment program, STI entered into a loan agreement with the CIT Group/Equipment Financing, Inc. ("CIT") in May 1995. This arrangement consists of a series of loans for the acquisition of production molds, high speed component preparation and filling equipment and facility renovations not to exceed a maximum aggregate of $3 million. During the current quarter, STI received proceeds ($445,300) from CIT for a second loan under this credit facility. Loan proceeds to date totalled $1.5 million of which $1.3 million was outstanding at January 31, 1996, at interest rates of 9.2% and 7.9%.

BALANCE SHEET REVIEW

Working capital increased $456,300 (12%) to $4,124,600 at January 31, 1996 from $3,668,300 at July 31, 1995. The primary factor contributing to this favorable change in working capital was an $881,800 (15%) increase in receivables due to higher sales during the current quarter. Inventory levels increased $847,300 (22%) in support of higher sales levels anticipated for the third and early fourth quarters of the current fiscal year which will include new product introductions for the Epi E-Z Pen and the Diazepam auto-injectors. Prepaid expenses and other current assets increased $140,300 (42%) primarily resulting from the prepayment to the FDA for annual user fees. The deferred income tax asset remained constant at $1,030,900.

Note payable to bank decreased $959,500 (24%) and note payable to Syntex decreased $400,000 (29%). Proceeds from operations during the first six months enabled the Company to reduce short-term borrowing levels. Scheduled quarterly payments were made to Syntex as discussed above under "Liquidity and Capital Resources". Other long-term debt, including the current portion, increased $159,900 (10%). This resulted from additional borrowings under the CIT loan agreement which was partially offset by payments STI made on current outstanding CIT loans (see "Liquidity and Capital Resources") and its capital lease obligations. Accounts payable increased $1.5 million (150%) in conjunction with higher inventory purchases discussed above which included the acquisition of components for the DoD pre-stocking program. Other liabilities and accrued expenses increased $417,700 (35%) due in part to an accrual for income taxes payable while the restructuring reserve increased $42,800 (10%), net of employee severance payments associated with the previously discussed organizational changes. Deferred revenue increased $125,000 (50%) due to proceeds ($375,000) from Center partially offset by recognition of the remaining revenue ($250,000) of a development contract closed-out during the first quarter. The Company received an advance from Center in the amount of $375,000 to assist in the capital investment program associated with the Epi E-Z Pen. This will be paid back to Center through credits on future product deliveries commencing in September 1996.

Capital expenditures totalled $992,800 during the first half of fiscal 1996 which consisted primarily of improvements designed to automate and validate current production processes at the Company's St. Louis manufacturing facility. The timing of capital expenditures to keep pace with prior year levels is contingent on the Company's ability to identify outside sources of capital. Shareholder's equity increased $536,700 (3%) on the strength of net income for the six months ended January 31, 1996.

                            SURVIVAL TECHNOLOGY, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED JANUARY 31, 1996




PART II - OTHER INFORMATION

ITEM 4.  Submission of matters to a vote of Security Holders.

On January 11, 1996 at STI's Annual Meeting of Shareholders, the shareholders voted 2,871,046 (93%) electing a board of five directors named in the Company's proxy statement dated December 12, 1995 who will serve until the next annual meeting of shareholders and ratified Price Waterhouse LLP as independent auditors of the Company for the current fiscal year. The following is a breakdown of how the shares were voted:

                         Votes For      Withheld
                         ---------      --------
     Dresner             2,863,086         7,960
     Herzstein           2,863,096         7,950
     Miller              2,863,096         7,950
     Spero               2,863,106         7,940
     Way                 2,863,106         7,940

                              Votes For      Against        Abstain
                              ---------      -------        -------
     Price Waterhouse LLP     2,869,417          660            969



ITEM 6.  Exhibits and Reports on Form 8-K:

         b. Reports on Form 8-K:

            There are no reports on Form 8-K filed by the Registrant during the three months ended January 31, 1996.

                            SURVIVAL TECHNOLOGY, INC.
                                    FORM 10-Q
                     FOR THE QUARTER ENDED JANUARY 31, 1996



                               SIGNATURES


          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SURVIVAL TECHNOLOGY, INC.
                                          Registrant



March 18, 1996                      By: /S/James H. Miller
--------------                          -------------------------
    Date                                James H. Miller
                                        President and
                                        Chief Executive Officer
                                        (Principal Executive
                                        Officer)





March 18, 1996                      By: /S/Jeffrey W. Church
--------------                          -------------------------
    Date                                Jeffrey W. Church
                                        Sr. Vice President-Finance
                                        and Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)