Form 10-Q
period 1996-04-30
SURVIVAL TECHNOLOGY INC
filed 1996-06-14
CIK 95676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended APRIL 30, 1996


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

                        YES [X]        NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     CLASS                                OUTSTANDING AS OF MAY 31, 1996
- ----------------------------              ------------------------------
Common Stock, $.10 par value                         3,088,300 Shares

                            SURVIVAL TECHNOLOGY, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 1996


                                                                    Page No.
                                                                    --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

          Consolidated Condensed Balance Sheets as of
            April 30, 1996 and July 31, 1995 ...............              3


          Consolidated Condensed Statements of Income for
            the Three-Month and Nine-Month Periods Ended
            April 30, 1996 and 1995.........................              4


          Consolidated Condensed Statements of Cash Flows
            for the Nine Months Ended April 30, 1996
            and 1995........................................              5


          Notes to Consolidated Condensed Financial
            Statements .....................................              6



ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations.............              7



PART II. OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K ..................             10


SIGNATURES .................................................             11

                           SURVIVAL TECHNOLOGY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements
                                                 April 30,           July 31,
                                                   1996                1995
                                                (unaudited)          (audited)
                                                -----------         -----------
ASSETS
Current assets
  Cash                                          $    82,400         $   503,600
  Receivables                                     6,110,300           5,852,700
  Inventories                                     4,182,000           3,829,800
  Prepaid expenses and other assets                 436,600             336,100
  Deferred income taxes                           1,030,900           1,030,900
                                                -----------         -----------
     Total current assets                        11,842,200          11,553,100
                                                -----------         -----------

Fixed assets                                     25,620,200          24,581,300
  Less accumulated depreciation                  11,240,200          10,372,400
                                                -----------         -----------
                                                 14,380,000          14,208,900
                                                -----------         -----------
Patents and licenses at cost less
  amortization of $635,700 and $517,200           1,864,800           1,916,800

Other noncurrent assets                              13,500              36,300
                                                -----------         -----------

                                                $28,100,500         $27,715,100
                                                -----------         -----------
                                                -----------         -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Note payable to bank                          $ 1,633,900         $ 3,917,000
  Note payable to Syntex                            788,400             800,000
  Current portion of long-term debt                 400,500             492,600
  Accounts payable                                2,757,800           1,016,800
  Restructuring reserve                             477,000             450,000
  Other liabilities and accrued expenses          1,528,400           1,208,400
                                                -----------         -----------
    Total current liabilities                     7,586,000           7,884,800

Note payable to Syntex                                                  588,400
Other long-term debt                              1,031,700             897,200
Deferred revenue                                    375,000             250,000
Other noncurrent liabilities                        606,700             489,200
Deferred income taxes                             1,455,000           1,455,000
                                                -----------         -----------
    Total liabilities                            11,054,400          11,564,600
                                                -----------         -----------

Shareholders' equity
  Common stock, $.10 par value;
    10,000,000 shares authorized;
    3,087,000 and 3,085,400 shares
    issued and outstanding                          308,700             308,500
  Paid-in capital in excess of par value          5,083,500           5,072,700
  Retained earnings                              11,653,900          10,769,300
                                                -----------         -----------
    Total shareholders' equity                   17,046,100          16,150,500
                                                -----------         -----------

                                                $28,100,500         $27,715,100
                                                -----------         -----------
                                                -----------         -----------


     See accompanying notes to consolidated condensed financial statements.

                            SURVIVAL TECHNOLOGY, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)

                             Three Months Ended              Nine Months Ended
                                  April 30,                     April 30,
                          ------------------------       --------------------------
                            1996           1995             1996          1995
                          ----------    ----------       -----------    -----------
Net sales                 $8,897,300    $5,592,000       $22,761,600    $17,004,100
Cost of sales              6,731,700     3,693,000        16,433,400     11,580,000
                          ----------    ----------       -----------    -----------

  Gross profit             2,165,600     1,899,000         6,328,200      5,424,100
                          ----------    ----------       -----------    -----------

Selling, general &
 administrative expense      943,900       900,300         2,719,800      2,985,200
Research & development
 expense                     126,700       287,300           487,600        848,100
Restructuring charge                                          94,000
Depreciation and
 amortization expense        445,400       428,200         1,335,400      1,155,600
                          ----------    ----------       -----------    -----------
                           1,516,000     1,615,800         4,636,800      4,988,900
                          ----------    ----------       -----------    -----------

  Operating income           649,600       283,200         1,691,400        435,200
                          ----------    ----------       -----------    -----------

Other expense:
 Interest expense            (72,700)     (111,000)         (320,200)      (264,000)
 Other income                  1,800        67,300            55,600        146,000
                          ----------    ----------       -----------    -----------
                             (70,900)      (43,700)         (264,600)      (118,000)
                          ----------    ----------       -----------    -----------

Income before income
  taxes                      578,700       239,500         1,426,800        317,200
Provision for income
  taxes                      219,900        85,400           542,200        114,200
                          ----------    ----------       -----------    -----------

Net income                $  358,800    $  154,100       $   884,600    $   203,000
                          ----------    ----------       -----------    -----------
                          ----------    ----------       -----------    -----------


Per common share:
 Net income                    $ .12         $ .05             $ .28          $ .07
                               -----         -----             -----          -----
                               -----         -----             -----          -----

Average number of
 common  shares
 outstanding               3,114,300     3,106,700         3,111,500      3,102,300
                           ---------     ---------         ---------      ---------




     See accompanying notes to consolidated condensed financial statements.

                       SURVIVAL TECHNOLOGY, INC.
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)
                                                         Nine Months Ended
                                                              April 30,
                                                     --------------------------
                                                        1996           1995
                                                     -----------    -----------
Cash flows from operating activities:
  Net income                                         $    884,600   $   203,000
  Adjustments to reconcile net income to net cash
    provided by (used for) operating  activities
     Depreciation and amortization                      1,335,400     1,155,600
     Loss on fixed asset disposals                            900

     Deferred lease incentives                            (22,700)      (22,700)
     (Increase) decrease in receivables                  (257,600)      858,500
     Increase in inventories                             (352,200)   (2,094,900)
     Increase in prepaid expenses and other assets       (100,500)     (104,500)
     Increase in accounts payable                       1,741,000       544,100
     Increase in restructuring reserve                     27,000
     Increase (decrease) in other liabilities and
       accrued expenses                                   320,000      (262,600)
                                                      -----------   -----------
       Net cash used for
         operating activities                          (3,575,900)     (276,500)
                                                      -----------   -----------

Cash flows from investing activities:
  Purchases of fixed assets                            (1,410,400)   (2,828,200)
  Purchases of patents and licenses                       (66,400)     (173,600)
  Decrease in other noncurrent assets                       5,500        41,500
                                                      -----------   -----------

       Net cash used for
         investing activities                          (1,471,300)   (2,941,500)
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) proceeds on note payable to bank          (2,283,100)    3,533,900
  Payments on note payable to Syntex                     (600,000)     (600,000)
  Proceeds (payments) on long-term debt                    42,400       (62,600)
  Increase in deferred revenue                            125,000
  Increase in other noncurrent liabilities                140,200
  Proceeds from fixed asset dispositions                   38,700
  Proceeds from issuance of common stock                   11,000
                                                      -----------   -----------


       Net cash (used for) provided by
         financing activities                          (2,525,800)    2,871,300
                                                      -----------   -----------

Net (decrease) increase in cash                       $  (421,200)  $   206,300
                                                      -----------   -----------
                                                      -----------   -----------

Cash at beginning of period                           $   503,600   $    65,000
Cash at end of period                                      82,400       271,300
                                                      -----------   -----------

Net (decrease) increase in cash                       $  (421,200)  $   206,300
                                                      -----------   -----------
                                                      -----------   -----------


     See accompanying notes to consolidated condensed financial statements.

                            SURVIVAL TECHNOLOGY, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 1996


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of April 30, 1996 and July 31, 1995, the results of its operations for the three-month and nine-month periods ended April 30, 1996 and 1995, and its cash flows for the nine-month periods ended April 30, 1996 and 1995. The results of operations for the three-month and nine-month periods ended April 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1996.

B. The significant accounting principles and practices followed by the Company are set forth in Note 1 of the Notes to Consolidated Financial Statements in the Survival Technology, Inc. Annual Report on Form 10-K for the year ended July 31, 1995.

C.   Inventories consisted of the following:

                                            April 30,             July 31,
                                              1996                  1995
                                           -----------           -----------
        Components and subassemblies       $ 3,280,000           $ 2,780,200
        Material, labor and overhead
          costs in process                   1,085,900               605,100
        Finished goods                          32,300               674,800
                                           -----------           -----------
                                             4,398,200             4,060,100

        Inventory reserve                     (216,200)             (230,300)
                                           -----------           -----------

          Total                            $ 4,182,000           $ 3,829,800
                                           -----------           -----------
                                           -----------           -----------


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

     As part of this plan, the Company initiated certain organizational changes during the first quarter of fiscal 1996 resulting in additional charges of $94,000 related to employee severance payments in fiscal 1996. The following table sets forth the Company's restructuring reserve as of April 30, 1996:

                              RESTRUCTURING RESERVE

          Relocation of facilities           $ 450,000
          Employee severance accrual            94,000
          Cash payments for severance          (67,000)
                                             ---------
                                             $ 477,000
                                             ---------
                                             ---------

E. STI entered into a loan agreement with the CIT Group/Equipment Financing, Inc. ("CIT") in May 1995. This arrangement consists of a series of loans for the acquisition of production molds, high speed component preparation and filling equipment and facility renovations not to exceed a maximum aggregate of $3 million. During the second quarter, STI received proceeds ($445,300) from CIT for a second loan within the series of loans. Loan proceeds to date totalled $1.5 million of which $1.3 million was outstanding at April 30, 1996, at a weighted average interest rate of 8.8%.

                            SURVIVAL TECHNOLOGY, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 1996

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


THE QUARTER AND NINE MONTHS IN REVIEW

The Company reported net income of $358,800 ($.12 per share) on sales of $8.9 million for the third quarter of fiscal 1996 compared with net income of $154,100 ($.05 per share) on sales of $5.6 million in the same period of fiscal 1995. Net income totalled $884,600 ($.28 per share) on sales of $22.8 million compared with net income of $203,000 ($.07 per share) on sales of $17 million for the nine months ended April 30, 1996 and 1995, respectively. Revenues increased $3.3 million (59%) during the current quarter and $5.8 million (34%) during the first nine months of fiscal 1996 on the strength of higher EpiPen-Registered Trademark- auto-injector and U.S. military product sales.

Commercial products and services generated revenues of $5.1 million and $11.1 million for the quarter and nine months ended April 30, 1996. This represents increases of $1.8 million (56%) in the current quarter and $1.5 million (15%) in the first nine months of fiscal 1996 when compared with the same periods in fiscal 1995. The current quarter increase was primarily attributable to the timing of CytoGuard-Registered Trademark- sales ($808,600) and the introduction of the company's second new product launched in fiscal 1996, the Epi E-Z Pen-TM-, which generated revenue of $735,000. Increased sales ($577,300 or 10%) of STI's EpiPen-Registered Trademark-auto-injector coupled with the Epi E-Z Pen product introduction were the principal contributors to the sales increase during the first nine months of the current fiscal year. Other contract manufacturing and R&D revenues for the first nine months of fiscal 1996 continued at a comparable level to the same period in fiscal 1995.

The EpiPen and Epi E-Z Pen are automatic injectors that contain epinephrine which are indicated for immediate use by persons in the emergency treatment for severe allergic reactions to bee stings, insect bites and ingestion of certain foods. The Epi E-Z Pen is a smaller, more streamlined auto-injector that is easier to use than previous injectors and resembles an ordinary fountain pen with a pocket clip for easy carrying. Revenues from these products totalled $3.1 million in the third quarter and $7.6 million for the first nine months of fiscal 1996. This represents revenue increases of $762,500 (33%) and $1.3 million (21%) over the corresponding prior year periods. These increases can be attributed to the expanded promotional efforts over the last several years by Center Laboratories, Inc. ("Center"), STI's exclusive distributor of the EpiPen. The Company anticipates EpiPen sales to continue improving over prior year levels with Center's continuing expansion of marketing efforts in the U.S. and international markets coupled with the recent introduction of the new Epi E-Z Pen.

Military sales increased $1.5 million (63%) to $3.8 million in the current quarter and $4.3 million (59%) to $11.6 million in the first nine months of fiscal 1996 when compared with the concurrent prior year periods. These increases were due to shipments of military auto-injectors during the current quarter coupled with additional services provided as part of the Industrial Base Maintenance Contract with the U.S. Department of Defense ("DoD"). Revenues under this DoD contract more than doubled to $3.3 million for the quarter and $10.9 million for the nine months ended April 30, 1996 when compared with the same periods last year. Product deliveries included the Diazepam auto-injector which was approved by the U.S. Food and Drug Administration ("FDA") in December 1995. Revenues for this new injector were approximately $1 million through the first nine months of fiscal 1996 with fourth quarter deliveries expected to generate an additional $1.5 million in sales. Additional services provided to the DoD included the pre-stocking of critical components at STI's St. Louis manufacturing facility to enhance readiness and mobilization capability. STI's intensified efforts to expand sales of its military products into international markets has resulted in orders from new customers that are expected to generate $725,000 in revenue during the fourth quarter of fiscal 1996.

                            SURVIVAL TECHNOLOGY, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 1996

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

Gross margins decreased to 24% in the current quarter and 28% for the nine months ended April 30, 1996 compared to 34% for the quarter and 32% for the nine months ended April 30, 1995. These decreases are due to various factors including component supply issues which disrupted production in the first half of the current quarter coupled with higher military product sales which have inherently lower margins. The Company is working to improve gross margins through new commercial development and supply agreements along with the completion of several manufacturing cost reduction programs currently in progress.

Selling, general and administrative expenses increased $43,600 (5%) in the current quarter but decreased $265,400 (9%) in the first nine months of fiscal 1996 when compared with the same prior year periods. The current quarter increase resulted from a higher concentration of marketing activity within the Company's commercial business unit. This increase only partially offset the current year decrease which related to the absence of certain administrative costs related to organizational changes and lower bad debt expense.

Research and development expenditures decreased $160,600 (56%) and $360,500 (43%) in the third quarter and first nine months of fiscal 1996 when compared with the same periods in fiscal 1995. This was due to the timing of expenditures related to certain projects which have been deferred to later in the current year and into fiscal 1997. This will result in lower R&D expenses in fiscal 1996 when compared to fiscal 1995 with the outlook to fiscal 1997 to be comparable to historical levels.

Depreciation and amortization increased $17,200 (4%) and $179,800 (16%) for the quarter and nine months ended April 30, 1996 when compared with the same periods in fiscal 1995. As previously reported, these increases were anticipated due to increased levels of capital expenditures made over the last two fiscal years.

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

Other expense increased $27,200 in the third quarter and $146,600 for the first nine months of fiscal 1996 when compared with the same periods in fiscal 1995. Interest expense declined $38,300 (35%) during the third quarter due to lower levels of bank borrowings. This was more than offset by the absence of an income tax refund recorded during the third quarter of fiscal 1995 as well as lower royalty income for the quarter and nine months ended April 30, 1996. STI receives royalty income from the sale of its Medical Device Division to Brunswick Biomedical Corporation in fiscal 1994. Interest expense for the first nine months of fiscal 1996 increased $56,200 (21%) over the same prior year period due to higher levels of bank borrowings necessary to fund inventory purchases in support of higher sales levels and to fund continuing capital investment programs.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a $5 million line of credit agreement ("Agreement") with Merrill Lynch Business Financial Services Inc. ("MLBFS") through September 1996. Outstanding borrowings under the Agreement totalled $1.6 million at April 30, 1996. The Agreement places a $5 million limit on capital expenditures in any one fiscal year which have aggregated $1.4 million for the nine months ended April 30, 1996. The Company relies on its line of credit facility to satisfy its working capital and capital expenditure requirements.

The Company has a Loan Agreement pursuant to which Syntex Laboratories, Inc. agreed to lend STI $5.4 million to finance working capital requirements and

                            SURVIVAL TECHNOLOGY, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 1996

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (continued)

capital expenditures designed to increase the production capacity of the Company's Cartrix syringe system. The outstanding loan balance bears interest at the same rate of interest the Company pays on its current commercial line of credit facility. Principal payments continued for the calendar quarter ended March 31, 1996 at the minimum of $200,000 per quarter and $600,000 through the first nine months of fiscal 1996 reducing the outstanding loan balance to $788,400 at April 30, 1996.

To assist the Company's previously reported capital investment program, STI entered into a loan agreement with the CIT Group/Equipment Financing, Inc. ("CIT") in May 1995. This arrangement consists of a series of loans for the acquisition of production molds, high speed component preparation and filling equipment and facility renovations not to exceed a maximum aggregate of $3 million. During the current year, STI received proceeds ($445,300) from CIT for a second loan under this credit facility. Loan proceeds to date totalled $1.5 million of which $1.3 million was outstanding at April 30, 1996, at a weighted average interest rate of 8.8%.

BALANCE SHEET REVIEW

Working capital increased $587,900 (16%) to $4,256,200 at April 30, 1996 from $3,668,300 at July 31, 1995. Receivables remained relatively constant increasing $257,600 (4%) while inventory levels increased $352,200 (9%) in support of higher sales levels anticipated for the fourth quarter. These sales will include the new products introduced earlier in fiscal 1996, the Epi E-Z Pen and the Diazepam auto-injectors. Prepaid expenses and other current assets increased $100,500 (30%) primarily resulting from the prepayment to the FDA for annual user fees. The deferred income tax asset remained constant at $1,030,900.

Note payable to bank decreased $2.3 million (58%) during the first nine months primarily from the liquidation of a DoD receivable late in the current quarter for the DoD component prestocking program. These monies were subsequently disbursed early in the fourth quarter to reduce the accounts payable balance which had increased $1.7 million (171%) resulting mainly from the acquisition of these military auto-injector specific components.
Proceeds from operations during the first nine months of fiscal 1996 contributed to the remaining decrease in note payable to bank as well as providing the necessary funding to reduce the note payable to Syntex by $600,000 (43%). Scheduled quarterly payments were made to Syntex. See "Liquidity and Capital Resources" above.

Other long-term debt, including the current portion, remained relatively constant increasing $42,400 (3%). Additional borrowings under the CIT loan agreement were partially offset by payments made on the initial CIT loan (see "Liquidity and Capital Resources") and capital lease obligations. Other liabilities and accrued expenses increased $320,000 (26%) due in part to an accrual for income taxes payable while the restructuring reserve increased $27,000 (6%), net of employee severance payments associated with the previously discussed organizational changes. Deferred revenue increased $125,000 (50%) due to proceeds ($375,000) from Center partially offset by recognition of the remaining revenue ($250,000) of a development contract closed-out during the first quarter. The Company received an advance from Center in the amount of $375,000 to assist in the capital investment program associated with the Epi E-Z Pen. This will be paid back to Center through credits on future product deliveries commencing in September 1996.

Capital expenditures totalled $1.4 million through the first nine months of fiscal 1996 which consisted primarily of improvements designed to automate and validate current production processes at the Company's St. Louis manufacturing facility. The timing of capital expenditures to keep pace with prior year levels is contingent on the Company's ability to identify outside sources of capital. Shareholder's equity increased $895,600 (6%) on the strength of net income for the nine months ended April 30, 1996.

                            SURVIVAL TECHNOLOGY, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 1996




PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits:

       (3.1)   Amended By-Laws through May 10, 1996.  Filed herewith.

       (27)    Financial Data Schedule. Filed herewith.


     (b) Reports on Form 8-K:

         On March 20, 1996, the Company reported that the Estate of Stanley
     J. Sarnoff ("Estate"), which owns approximately 61% of the Company's outstanding stock, had entered into an agreement to sell such shares to Brunswick Biomedical Corporation ("Brunswick").

         On April 30, 1996, the Company reported a change in control in the Registrant with the closing on April 15, 1996 of the above stock purchase agreement to sell the Estate shares to Brunswick.

                            SURVIVAL TECHNOLOGY, INC.
                                    FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 1996



                                    SIGNATURES


          Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SURVIVAL TECHNOLOGY, INC.
                                          Registrant



June 14, 1996                      By:  /S/James H. Miller
- -------------                           --------------------------
    Date                                James H. Miller
                                        President and
                                        Chief Executive Officer
                                        (Principal Executive
                                        Officer)





June 14, 1996                      By:  /S/Jeffrey W. Church
- -------------                           --------------------------
    Date                                Jeffrey W. Church
                                        Sr. Vice President-Finance
                                        and Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)

                            SURVIVAL TECHNOLOGY, INC.
                                  EXHIBIT INDEX
                                    FORM 10-Q
                      FOR THE QUARTER ENDED APRIL 30, 1996




Exhibit No.                   Description of Exhibit
- -----------                   ----------------------

(3.1)               Amended By-Laws through May 10, 1996.

(27)                Financial Data Schedule.