Form 10-K405
period 1996-07-31
SURVIVAL TECHNOLOGY INC
filed 1996-10-29
CIK 95676

			  SECURITIES AND EXCHANGE COMMISSION
			       WASHINGTON, D.C.  20549
(MARK ONE)                            FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended JULY 31, 1996.
					  OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from             to             .

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

Securities registered pursuant to Section 12(g) of the Act:     COMMON STOCK,
    $.10 PAR VALUE
---------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES  X   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of September 30, 1996, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the average of the high and low sales prices of such stock reported by the National Association of Securities Dealers, Inc. on such date, was approximately $12,093,600.

There were 3,097,487 shares of the Registrant's common stock outstanding as of September 30, 1996.

                         DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Survival Technology, Inc. definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended July 31, 1996 are incorporated by reference into Part III of this Form 10-K.

				 (End of cover page)

                                  TABLE OF CONTENTS

                                        PART I
                                                                        PAGE
                                                                        ----

ITEM 1.  BUSINESS

         General . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

         Products and Services . . . . . . . . . . . . . . . . . . . . . 5

	   Automatic Injectors  .  . . . . . . . . . . . . . . . . . . . 6

               Commercial Products . . . . . . . . . . . . . . . . . . . 6

                 Military Products . . . . . . . . . . . . . . . . . . . 7

           Contract Filling and Packaging  . . . . . . . . . . . . . . . 9

           CytoGuard . . . . . . . . . . . . . . . . . . . . . . . . .   9

           R&D Services. . . . . . . . . . . . . . . . . . . . . . . .   9

         Competition.. . . . . . . . . . . . . . . . . . . . . . . . .  10

         Backlog and Renegotiation . . . . . . . . . . . . . . . . . . .10

         Patents, Trademarks, and Licenses . . . . . . . . . . . . . .  11

         Research and Development. . . . . . . . . . . . . . . . . . . .11

	 Product Liability Insurance . . . . . . . . . . . . . . . . . .12

         Government Regulation . . . . . . . . . . . . . . . . . . . . .12

         Employees . . . . . . . . . . . . . . . . . . . . . . . . . . .13

ITEM 2.  PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . .14

ITEM 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS. . . . . . . . . . . . . . . . . . . . . . . .14

         EXECUTIVE OFFICERS OF THE REGISTRANT
         (UNNUMBERED ITEM)   . . . . . . . . . . . . . . . . . . .  . . 15

				  TABLE OF CONTENTS

                                       PART II

                                                                      PAGE
                                                                      ----

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED STOCKHOLDER MATTERS . . . . . . . . . . . . . . . .16

ITEM 6.  SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . .17

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS
         OF OPERATIONS . . . . . . . . . . . . . . . . . . . . . . . . .18

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
         DATA. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .25

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
	 ON ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . .44


                                       PART III
ITEMS 10
THROUGH 13.
         (Incorporated by reference to the definitive
	 Proxy Statement for the Annual Meeting of
         Shareholders for the fiscal year ended
         July 31, 1996, which will be filed with the
         Securities and Exchange Commission not later
         than 120 days after the end of that fiscal
         year) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .44


                                       PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
    AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . . . . . . . .44

SIGNATURES. . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . .49

Certain statements in this Annual Report on Form 10-K are forward-looking and are identified by the use of forward-looking words or phrases such as "will be positioned", "expects", is or are "expected", "anticipates", and "anticipated". These forward-looking statements are based on the Company's current expectations. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. In addition to the factors discussed under "Business--Competition", "Business--Product Liability Insurance" and "Business--Government Regulation", among the factors that could cause results to differ materially from current expectations are: (i) the general economical and competitive conditions in markets and countries where the Company and its subsidiaries offer products and services; (ii) changes in capital availability or costs; (iii) fluctuations in demand for certain of the Company's products, including changes in government procurement policy; (iv) technological challenges associated with the development and manufacture of current and anticipated products; (v) commercial acceptance of auto-injectors and competitive pressure from traditional and new drug delivery methods; and (vi) delays, costs and uncertainties associated with government approvals required to market new drugs and medical devices.

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

On September 11, 1996, the Company and Brunswick Biomedical Corporation ("Brunswick"), a privately-held medical device company and holder of 61% of the Company's outstanding common stock, entered into an agreement and plan of merger providing for the merger of Brunswick with and into the Company. It is anticipated that the merger will be consummated during the fall of 1996. For additional information regarding the terms of the merger, see the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended July 31, 1996.

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

The Company also offers ready-to-use prefilled syringes and vials, including its proprietary CartrixTM syringe system. STI invented and manufactures the CytoGuard-Registered Trademark-Aerosol Protection Device, a vial attachment used to protect medical professionals from inadvertent exposure to potentially dangerous drugs during reconstitution, particularly chemotherapeutics.

The following table sets forth the proportion of the Company's total revenues contributed by each of its classes of products and services for the last five fiscal years.

                                              YEAR ENDED JULY 31
                                     -----------------------------------------
    PRODUCT/SERVICE CLASS:           1996     1995     1994     1993     1992
    ---------------------            ----     ----     ----     ----     ----

    Automatic Injectors:
         Commercial Products          36%      39%      33%      19%      16%

	 Military Products            51       41       29       43       15

    Contract Filling and Packaging     3        5        6       16       57

    CytoGuard                          3        6       12       12        9

    R&D Services                       7        9       12        6        1

    Divested Operations (1)                              8        4        2
                                     ----     ----     ----     ----     ----

                                     100%     100%     100%     100%     100%
                                     ----     ----     ----     ----     ----

    Total revenue in millions(2)    $31.4    $25.5    $24.9    $30.1    $40.9
                                    -----    -----    -----    -----    -----
                                    -----    -----    -----    -----    -----

(1) The Company's Medical Device Division was sold July 31, 1994 (See Note 5 in Notes to Consolidated Financial Statements).
(2) The Company has no significant foreign operations and operates in one industry segment. Reference is made to the three-year Consolidated Statements of Income and Note 13 in Notes to Consolidated Financial Statements included herein pursuant to Part II of this Form 10-K for information concerning the Company's export sales and major customers.

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

The Company purchases, in the ordinary course of business, necessary raw materials and supplies essential to the Company's operations from numerous suppliers in the U.S. and overseas. During fiscal 1996, the Company experienced some temporary component supply issues which have since been resolved. The Company does not anticipate availability problems or significant supply shortages in the future. The Company procures inventory principally when supported by customer purchase orders and does not provide extended payment terms to any customer.

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

COMMERCIAL PRODUCTS. Currently, the Company's principal commercial auto-injectors are the EpiPen-Registered Trademark- and EpiE-ZPenTM auto-injectors. The EpiPen and EpiE-ZPen are prescribed to patients at risk of anaphylaxis resulting from severe allergic reactions to bee stings, insect bites, foods, drugs and other substances as well as exercise-induced anaphylaxis. These auto-injectors permit the immediate self-injection of epinephrine, the drug of choice for emergency treatment of such conditions. Each of these auto-injectors has a junior variation with a pediatric/ adolescent dosage of epinephrine.

During fiscal 1996, the Company launched the EpiE-ZPen, which is the first in a series of new commercial auto-injector products now in development at STI. The EpiE-ZPen has a more streamlined design to better serve the consumer market with additional safety features and product quality enhancements. This new product features a locking twist-top safety cap and push button activation. The Company introduced this new product during the third quarter of its fiscal 1996 while continuing to sell the EpiPen. The EpiE-ZPen will be positioned to expand its use in the U.S. and international markets for food allergy indications.

The Company's epinephrine product line has historically been a seasonal product (spring/summer) used predominately for the treatment of severe allergic reactions from bee stings and insect bites. The Company markets the EpiPen and EpiE-ZPen through Center Laboratories, Inc. ("Center"), a subsidiary of E. Merck. The Company's exclusive marketing contract with Center, which extends until the year 2000 so long as certain minimum quantity requirements are met, is currently being amended to extend to the year 2010. Center has a co-marketing agreement with ALK, Inc., a Danish Company, for international markets representing 13 countries abroad. During fiscal 1996, ALK launched the EpiPen within the United Kingdom. Epinephrine product line sales accounted for $11.2 million (36%), $9.8 million (38%) and $8.3 million (33%) of the Company's total revenues in fiscal 1996, 1995 and 1994, respectively.

The Company is the leading manufacturer of automatic injectors used for emergency self-administration of epinephrine. These products compete with other available products for self-administration of epinephrine which are non-automatic. Since their introduction in 1980, the Company has manufactured and delivered 5.1 million EpiPens and EpiPen, Jr's. The senior version of the epinephrine product line has a 27-month expiration date while the junior version has a 20-month expiration date and should be replaced after that time.

The Company also produces the LidoPen-Registered Trademark- auto-injector which is the same delivery system as the EpiPen, except that it is prefilled with lidocaine hydrochloride for self- injection by persons experiencing a serious cardiac event. The LidoPen is sold primarily in connection with the sale of the CardioBeeper-Registered Trademark- ECG transmitter previously sold by the Company. These sales have not been a significant source of revenue. STI will continue to supply the LidoPen auto-injector to Brunswick Biomedical Corporation under the terms of the Asset Purchase Agreement dated July 31, 1994. See Note 5 in Notes to Consolidated Financial Statements.

STI has a licensing agreement and long-term supply arrangement with Mylan Laboratories ("Mylan") for the development and production of an injectable, non-narcotic prescription drug for the management of pain. Under the terms of this agreement, STI will develop, license and produce this new product, which will be marketed by Mylan to family physicians, neurologists, pain specialists, hospitals, and health maintenance organizations. The introduction is expected in fiscal 1998 pending FDA approval.

On August 30, 1996, the Company entered into a Development and License Agreement with a European based, global pharmaceutical company for the continuing development and long-term supply of their prescription drug in an STI auto-injector. This new contract is an extension of an initial development agreement which was completed in fiscal 1996. The product is currently in phase III clinical trials and will be introduced upon successful completion of clinical trials and subsequent FDA approval.

The Company is currently working with other pharmaceutical companies under development contracts to identify other drugs presently in sterile injectable dosage forms suitable for administration using STI's proprietary auto-injector delivery systems.

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

Sales of military auto-injector products were $16 million in fiscal 1996, of which $14.3 million related to the industrial base maintenance contract (discussed below) with the U.S. Department of Defense ("DoD") with the balance derived from sales of auto-injectors to various allied foreign governments. This represents a 52% increase over the $10.5 million generated from sales of military auto-injectors in fiscal 1995, of which $7.4 million was derived from DoD contracts.

During the first quarter of fiscal 1997, STI's industrial base maintenance contract with the DoD was extended through November 30, 1996. The Company expects the first of two one-year renewal options to be exercised by the DoD before November 30, 1996. The industrial base maintenance contract calls for the retention of key personnel and facilities to assure expertise for manufacturing auto-injectors containing nerve gas antidotes, the storage of serviceable material from expired auto-injectors, the management of the U.S. Army's shelf-life extension program and new product orders. A surge capability provision allows for the coverage of defense mobilization requirements in the event of rapid military deployment. In addition, the contract has been expanded during fiscal 1996 to include the pre-stocking of critical components at STI's St. Louis manufacturing facility to enhance readiness and mobilization capability. This contract is part of program by the DoD to assure adequate supplies of critical items in the event of war.

Revenue from the base maintenance contract was $14.3 million, $7.4 million and $5.7 million in fiscal 1996, 1995 and 1994, respectively. Fiscal 1997 revenue from this contract, including production of automatic injectors, is expected to be consistent with fiscal 1996 levels. During the current year, the Company became a qualified manufacturer of the Diazepam auto-injector for the DoD. The Diazepam auto-injector is a ComboPen filled with the drug diazepam (valium). Diazepam product deliveries, supplied as part of the base maintenance contract, generated revenue of $2.7 million in its initial year. Sales to the DoD for this product are expected to continue in fiscal 1997.

The U.S. Government continues to investigate new automatic injection delivery systems, as well as new drugs and antidotes, to be placed in new or existing automatic injectors. In fiscal 1996, the Company completed the initial phase of its contract with the U.S. Army to develop a single, multi-chamber automatic injector. STI submitted several proposals in response to the Army's request to evaluate and consider producing an alternative version of this product. During the current year, one of these design alternatives was accepted by the Army who then submitted this proposal to the Food and Drug Administration ("FDA") for their review. This review is expected to be complete during the second quarter of fiscal 1997. If developed, the earliest practical date for fielding this new injector would be fiscal 1999. Procurement and deployment of such a multi-chamber auto-injector would likely replace the Mark I and reduce the current domestic market for AtroPen and ComboPen auto-injectors over time.

Sales of STI's auto-injectors to allied foreign governments decreased $1.4 million (45%) from $3 million in fiscal 1995. Although these revenues declined, the Company's intensified efforts to expand sales of military products internationally has resulted in orders from several new customers during fiscal 1996 and 1997. To this end, the Company secured an AtroPen order from the Republic of Germany for $2.7 million during the first quarter of fiscal 1997. Product deliveries are anticipated to commence in the second quarter of fiscal 1997 with the order being completed by the end of fiscal 1997. At present, the German government has indicated that their annual need for this product over the next two to four years will be comparable to their original order, although at this time no additional orders have been placed. In an effort to secure additional business in the highly competitive international marketplace, the Company is implementing a cost reduction program covering its military product line to be more cost competitive and improve margins.

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

                            CONTRACT FILLING AND PACKAGING

STI has complete sterile parenteral contract filling and packaging services for a broad range of sterile injectable dosage forms which includes vials, dental cartridges and pre-filled, ready-to-use syringes. The Company's proprietary CartrixTM syringe system is a line of unit-dose, disposable, prefilled syringes suitable for a broad range of injectable drugs. The Company fills Cartrix syringes and other lines of vials, dental cartridges and syringes with pharmaceuticals supplied by the contracting party and formulated by the Company to the contracting party's specifications. Revenues from these activities aggregated $918,800, $1,237,500 and $1,646,000 in fiscal years 1996, 1995 and
1994, respectively.

STI designs and manufactures delivery systems tailored to the requirements of its customers' products. Presently, these arrangements, in the aggregate, do not produce significant revenues. The Company is actively negotiating with certain pharmaceutical companies to develop and manufacture generic forms of selected liquid injectable drugs that are nearing their patent expiration. These products would be in various dosage forms including single and multi-dose vials and prefilled syringes. Additionally, STI is working with other pharmaceutical and biotechnology companies for continued expansion of this business which includes syringes with sterile water used to reconstitute drugs in a dry compound state.


				      CYTOGUARD

The Company invented and now manufactures the patented CytoGuard-Registered Trademark- Aerosol Protective Device. The CytoGuard is a vial attachment used to reduce the risk of exposure of health care professionals while reconstituting toxic drugs, particularly chemotherapeutics, being administered to patients.
The Company has an exclusive License and Supply Agreement with a subsidiary of Bristol Myers-Squibb ("BMS") for the distribution of CytoGuard in the United States. While this agreement expires in December 1996, the Company is exploring other business strategies for CytoGuard. Production and delivery of CytoGuards generated revenues of $865,700 (3%), $1,592,700 (6%) and $3,042,000 (12%) of
consolidated sales in fiscal years 1996, 1995 and 1994, respectively. The Company does not expect further CytoGuard sales to BMS in fiscal 1997.


                                     R&D SERVICES

STI provides fully validated formulation and aseptic filling services and regulatory assistance for those pharmaceutical and biotechnology companies not currently possessing such capabilities. The Company also supplies customized drug delivery system design, GMP-approved sterile product manufacturing and pharmaceutical research and development to a number of different companies. Development programs include feasibility and stability studies as well as the manufacturing of clinical trial materials in the Company's St. Louis pilot plant. If feasibility and stability studies are successful and all regulatory approvals are received, the Company anticipates contracts in the coming years to manufacture these products in vials, prefilled syringes or STI's proprietary auto-injector systems. Revenue from customer-funded research and development activities were $2.3 million, $2.3 million and $2.9 million in fiscal years 1996, 1995 and 1994, respectively. The Company expects fiscal 1997 revenues from funded R&D activities to be comparable with historical levels.

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

STI's auto-injectors compete with a number of other drug delivery systems, including those for the self-injection of epinephrine for treating anaphylaxis, which are not automatic. The Company's military auto-injectors compete in price and quality with auto-injectors sold by companies in Holland, South Korea and Israel. Major competitors in this area are Solvay Duphar B.V. (ComboPens only) and Astra Tech, both large international pharmaceutical manufacturers as well as Shalon Ltd, an Israeli-based manufacturer of chemical protective equipment, including auto-injectors (AtroPens only).

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


                              BACKLOG AND RENEGOTIATION

As of July 31, 1996, the Company had a backlog of orders approximating $8 million, of which $4.9 million related to production and delivery of commercial products and services and $3.1 million related to military products. The majority of this backlog is scheduled to be completed during the first quarter of fiscal 1996. This compares with commercial product sales backlog of $2.5 million and military auto-injector sales backlog of $1.3 million at July 31, 1995. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" included herein pursuant to Part II of this Form 10-K.

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

                          PATENTS, TRADEMARKS, AND LICENSES

The Company considers its proprietary technology to be important in the development, marketing and manufacture of its products and seeks to protect its technology through a combination of patents and confidentiality agreements with its employees and others. Patents covering important features of the Company's current principal auto-injector products have expired. This loss of patent protection could have an adverse affect on the Company's revenues and results of operations. STI is currently developing a new generation of auto-injector products (See "Research and Development" following) for which a number of patents have been granted to the Company. Over the last few years, the Company was granted U.S. patent protection for several of its new auto-injector drug delivery systems, designed for fast and reliable patient self-administration of the expanding range of new pharmaceutical and biotechnology products that require injection. Some of these patents cover the EpiE-ZPen, whose product launch was in fiscal 1996. See "Commercial Products" above.

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


                               RESEARCH AND DEVELOPMENT

The Company expended $606,600, $943,000, and $1,024,600 on research and development activities in fiscal 1996, 1995 and 1994, respectively. The Company intends to continue to expend funds on the activities discussed below and expects that amounts spent on research and development in fiscal 1997 to be higher than previous fiscal years.

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

The Company has patented auto-injector systems that can store compounds in dry form and reconstitute them in solution prior to administration. An increasing array of biotechnology products and many traditional therapies require this technology because of their limited shelf-life or instability in solution. STI also has a single-chambered auto-injector for intramuscular and subcutaneous injection which utilize a very thin (27 gauge) needle for potential new applications.

                             PRODUCT LIABILITY INSURANCE

The Company maintains product liability coverage for its medical products and its commercial pharmaceutical products, including the LidoPen, EpiPen, EpiE-ZPen, and the Cartrix syringe system. The Company will continue to maintain liability insurance as it relates to divested operations to cover any potential claims incurred but not reported prior to their disposition.
Although, the Company's management is of the opinion that, with respect to amounts, types, and risks insured, the insurance coverage is adequate for the business conducted by the Company, there can be no assurance that such insurance will provide sufficient insurance coverage against any or all potential product liability claims.


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

The Company's Cartrix-TM- and other prefilled syringe systems are also regulated as drugs; however, the requisite FDA approval is held by the supplier of the drug that the Company fills into the syringe. To the extent the Company's auto-injectors or Cartrix-TM- syringe system are expected to be used to administer new drugs under development, FDA approval to market such drugs first must be received by the pharmaceutical manufacturer. Obtaining the requisite FDA approval is a time consuming and costly process through which the manufacturer must demonstrate the safety and effectiveness of a new drug product.

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

In connection with its manufacturing operations, the Company must comply with a variety of regulations, including the FDA's Good Manufacturing Practice ("GMP") regulations, and its manufacturing facilities are subject to periodic inspections. The Company's St. Louis facility underwent an inspection by the FDA during fiscal 1996 in which there were no material issues brought to management's attention.

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

                                      EMPLOYEES

As of September 30, 1996, the Company employed a total of 251 employees; 218 employees work at the Company's plant and warehouse facilities in St. Louis, Missouri; 10 employees work at the Company's facility in the United Kingdom and 23 employees work at the Company corporate headquarters in Rockville, Maryland (see "Properties"). Effective March 1, 1994, the Company entered into a five-year agreement with the Teamsters Local Union No. 688 ("Teamsters") which is affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America. Teamsters are the exclusive agent for all production and maintenance employees of the Company at its St. Louis facility. Approximately 118 employees are covered by this collective bargaining agreement. The new labor union contract did not significantly change the mix of benefits previously provided to such employees.

ITEM 2.  PROPERTIES

The Company's corporate headquarters occupy approximately 17,000 square feet in an executive office building complex located in Rockville, Maryland. STI signed a ten-year lease agreement for this office space beginning January 1992. This facility contains corporate administration; human resources; finance; commercial business development; and product, design and development functions. During the fourth quarter of fiscal 1995, the Company initiated a restructuring plan which includes the relocation of its corporate office to reduce occupancy costs while subleasing this current office space. In October 1996, the Company signed a letter of intent to sublease its corporate office space in Rockville, Maryland and entered into a new lease in Columbia, Maryland. See Note 3 in Notes to Consolidated Financial Statements.

The Company's primary pharmaceutical operations are located in St. Louis, Missouri. These facilities are used primarily for formulation, aseptic filling, assembly and final packaging of the Company's auto-injectors, vials and prefilled syringes. The St. Louis manufacturing facilities consist of eight separate buildings occupying over 90,000 square feet. The principal St. Louis facilities are leased pursuant to lease agreements which begin to expire in fiscal 1996 and 1997 but contain renewal options for additional five-year and ten-year periods. See "Leases" in Note 11 of the Notes to Consolidated Financial Statements included herein pursuant to Part II of this

Form 10-K. The Company believes that its current production facilities in St. Louis, Missouri are suitable and adequate for the Company's current business.

STI International Limited is located in the Medway City Industrial Estate, an enterprise zone in Rochester, Kent in the United Kingdom. The facility consists of one modern building occupying approximately 4,200 square feet which is used primarily for aseptic assembly and final packaging of the Mediject morphine automatic injector under a contract with the United Kingdom Ministry of Defense. This facility is also used as a sales and marketing office to promote STI's commercial and military products in Europe and the Middle East. The facility is leased pursuant to a lease which expires in 2010.



ITEM 3.  LEGAL PROCEEDINGS

Information required by this Item 3 is included in Note 11 "Commitments and Contingencies - Litigation," of the Notes to Consolidated Financial Statements included herein pursuant to Part II of this Form 10-K.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted by the Company during the fourth quarter of fiscal 1996 to a vote of security holders, through the solicitation of proxies, or otherwise.

                         EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists, as of September 30, 1996, the names and ages of all executive officers of the Company, and their positions and offices held with the Company.

NAME                         AGE  PRESENT POSITIONS WITH THE COMPANY
----                         ---  ----------------------------------

James H. Miller              58   Chairman, President and
                                  Chief Executive Officer

Jeffrey W. Church            39   Sr. Vice President-Finance and
                                  Chief Financial Officer

Glenn F. Wickes, Jr.         51   Sr. Vice President-Pharmaceutical Operations

Mark D. Ruby                 43   Vice President - Marketing and Sales

There are no family relationships among the executive officers and directors of the Company as a group.

Mr. Miller joined the Company as President in June 1989, was elected Chief Executive Officer in June 1990 and was elected Chairman of the Board in April 1996. In November 1993, Mr. Miller assumed the additional post of chairman and chief executive officer of Brunswick Biomedical Corporation while continuing his position with STI. Prior to joining the Company, Mr. Miller served as Executive Vice President of Beecham Laboratories from February 1987 to May 1989, responsible for the Pharmaceutical and Animal Health Divisions. Prior to joining Beecham, Mr. Miller spent ten years with Frank J. Corbett, Inc. (Advertising Agency) as Executive Vice President and fourteen years in marketing management with Abbott Laboratories.

Mr. Church joined the Company in April 1986 as Corporate Controller, became Vice President - Finance and Chief Financial Officer in June 1988 and became Senior Vice President - Finance and Chief Financial Officer in November 1994. Prior to joining the Company, Mr. Church was with the accounting firm of Price Waterhouse LLP seven years.

Mr. Wickes joined the Company as Vice President of Pharmaceutical Operations in August 1993 and became Senior Vice President of Pharmaceutical Operations in November 1994. Prior to joining the Company, Mr. Wickes served as Executive Vice President of Duoject Medical Systems from December 1991 to July 1993, responsible for new business development and technical affairs for this specialized drug delivery company. Prior to joining Duoject, Mr. Wickes was Director of Operations, Marketing and New Business Development for Adria Sterile Products, Inc. from April 1988 until December 1991. Prior to joining Adria, Mr. Wickes held senior executive positions at Summa Manufacturing Corporation and Ben Venue Laboratories, Inc. Mr. Wickes'employment with the Company was terminated in October 1996.

Mr. Ruby joined the Company as Vice President of Marketing and Sales in January 1996. Prior to joining the Company, Mr. Ruby served in the same capacity at Jobst Institute, Inc. from March 1992 to December 1995 where he was responsible for domestic and international marketing, sales and service. Prior to joining Jobst, Mr. Ruby served in various capacities including Director of Business Development and Director of Domestic Sales for Medisense, Inc. from July 1988 to February 1991. Prior to joining Medisense, Mr. Ruby held various positions with Baxter Healthcare, Inc. from July 1979 to June 1988.

                                       PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

The Company's common stock is traded in the over-the-counter market and is quoted in the NASDAQ National Market System under the symbol STIQ. The following table sets the high and low sales prices of the Company's common stock for each fiscal quarter during the two year period ended July 31, 1996, as reported on the NASDAQ National Market System.

                          1996                     1995
                   ----------------         ----------------
    QUARTER        HIGH         LOW         HIGH         LOW
    --------------------------------------------------------
    First          $9 1/2    $6 1/2         $8 3/4    $6 1/2
    Second         10 1/4     7 1/4         9 1/4      6 3/4
    Third          10 1/8     7 1/2         10         7 1/4
    Fourth         11 7/8     8 1/4         9 1/2      7 1/4
    --------------------------------------------------------

The Board of Directors has not declared any dividends on the Company's stock since its organization. As of September 30, 1996, the number of shareholders of record was 390.

SELECTED FINANCIAL DATA

Survival Technology, Inc. - Five-Year Summary of Operations and Financial Information

(In Thousands, Except Per Share Data)

Year Ended July 31                      1996          1995           1994           1993           1992

Operations:

Net sales                            $31,385        $25,487        $24,856        $30,075        $40,931
Gross profit                           8,957          8,259          8,657          9,726          8,133
Operating income (1)                   2,274            890          1,928          3,111          2,153
Gain on sale of Medical Device
   Division                                                          1,562
Other income (expense),
   net                                  (300)          (180)            81           (106)           158

Income before income
   taxes and extraordinary item        1,974            710          3,571          3,005          2,311
Provision for income tax                 698            250          1,442          1,160            634
                                      -------        -------          -----        -------        -------
Income before
   extraordinary item                  1,276            460          2,129          1,845          1,677
Extraordinary item                                                                                    37
                                      -------        -------          -----        -------        -------

Net income                           $ 1,276        $   460        $ 2,129        $ 1,845        $ 1,714
                                      -------        -------          -----        -------        -------
                                      -------        -------          -----        -------        -------

Per share data:
Income before
   extraordinary item                  $ .41          $ .15          $ .68          $ .60          $ .55
Extraordinary item                                                                                   .01
                                      -------        -------          -----        -------        -------
Net income                             $ .41          $ .15          $ .68          $ .60          $ .56
                                      -------        -------          -----        -------        -------
                                      -------        -------          -----        -------        -------

Average common shares and
   common share equivalents
   outstanding                         3,117          3,102          3,118          3,092          3,086
				      -------        -------          -----        -------        -------
                                      -------        -------          -----        -------        -------

Financial position:

Current assets                       $14,414        $11,553        $10,227        $10,022        $13,937
Working capital                        4,204          3,668          5,193          5,635          5,782
Fixed assets, net                     14,815         14,209         11,893          9,801          7,818
Total assets                          31,085         27,715         24,201         21,911         22,487
Long-term debt                         1,184          1,486          1,620          2,740          2,014
Shareholders' equity                  17,469         16,150         15,690         13,558         11,149




(1) Fiscal 1996 and 1995 operating income includes a restructuring charge of $321,900 and $450,000, respectively.


The Company has not declared any dividends on its common stock since its inception.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION
The following discussion and analysis of financial condition and results of operations cover the fiscal years ended July 31, 1996, 1995 and 1994.

RESULTS OF OPERATIONS

1996 AND 1995

The Company reported net income of $391,400 ($.12 per share) and $1,276,000 ($.41 per share) on sales of $8.6 million and $31.4 million for the fourth quarter and fiscal year ended July 31, 1996. This compares with net income of $257,400 ($.08 per share) and $460,500 ($.15 per share) on sales of $8.5 million and $25.5 million for the quarter and year ended July 31, 1995. Net income improved $134,000 ($.04 per share or 52%) in the current quarter and nearly tripled increasing $815,500 ($.26 per share) in the current year when compared with the same prior year periods. While remaining relatively constant in the fourth quarter, revenue increased $5.9 million (23%) during the current year when compared with the corresponding prior year on the strength of higher U.S. military product and EpiPen-Registered Trademark- auto-injector sales.

Military sales increased $1.2 million (37%) to $4.4 million in the current quarter and $5.5 million (52%) to $16 million in fiscal 1996 when compared with the concurrent prior year periods. These increases were due to shipments of military auto-injectors during the current quarter coupled with additional services provided as part of the Industrial Base Maintenance Contract with the U.S. Department of Defense ("DoD"). Revenues under this DoD contract increased $1.3 million (61%) to $3.4 million for the quarter and increased $6.9 million (92%) to $14.3 million for the year ended July 31, 1996 when compared with the same periods last year. Product deliveries included sales of the Diazepam auto-injector which was approved by the U.S. Food and Drug Administration ("FDA") in December 1995. Revenues for this new injector were $1.8 million and $2.7 million for the quarter and year ended July 31, 1996. Additional services provided to the DoD during the current year included the prestocking of critical components at STI's St. Louis manufacturing facility to enhance readiness and mobilization capability. These increases were partially offset by declines in revenue from international military products of $132,900 (13%) and $1.4 million (45%) for the quarter and year ended July 31, 1996 compared with the same periods last year.

The Industrial Base Maintenance Contract is a continuation of the program adopted in 1993 by the DoD to assure adequate supplies of critical items in the event of war. STI is the only U.S. supplier of nerve gas antidote auto-injectors, which were widely deployed by U.S. allied forces during the Persian Gulf War. This contract calls for the retention of key personnel and facilities to assure expertise for manufacturing auto-injectors containing nerve gas antidotes, the storage of serviceable material from expired auto-injectors, the management of the DoD's shelf-life extension program and new product orders. This contract has a surge capability provision allowing for the coverage of defense mobilization requirements in the event of rapid military deployment. Moreover, the contract was expanded in fiscal 1996 to include the prestocking of critical components at STI's St. Louis manufacturing facility to enhance readiness and mobilization capability. Revenue from this component prestocking program was $1.7 million in fiscal 1996. The Company believes this contract represents a cost-saving measure for the Government by allowing the DoD to consolidate its warehouse depots and personnel necessary to manage this material.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Commercial products and services generated revenues of $4.3 million and $15.4 million for the quarter and year ended July 31, 1996 compared with $5.3 million and $15 million in the respective prior year periods. While these revenues were comparable for the years ended July 31, 1996 and 1995, a decrease of $1 million (19%) in the fourth quarter of fiscal 1996 was primarily attributable to the timing of CytoGuard-Registered Trademark- sales ($800,100) which occurred during the previous quarter of the current fiscal year. The fiscal 1996 commercial revenue increase resulted primarily from higher sales of the Company's epinephrine auto-injector product line ($1.4 million or 14%) which was partially offset by lower revenue ($1 million or 36%) from various other contract filling and packaging work which includes CytoGuard.

The EpiPen and EpiE-ZPen are automatic injectors that contain epinephrine which are indicated for immediate use by persons in the emergency treatment for severe allergic reactions to bee stings, insect bites and ingestion of certain foods. The EpiE-ZPen is a smaller, more streamlined auto-injector that is easier to use than previous injectors and resembles an ordinary fountain pen with a pocket clip for easy carrying. Revenues from these products totalled $3.4 million and $11.2 million for the quarter and year ended July 31, 1996 compared with $3.5 million and $9.8 million in the corresponding prior year periods. While these revenues were comparable in the quarter, the epinephrine product line experienced continued growth of $1.4 million (14%) in fiscal 1996 when compared with fiscal 1995. This increase can be attributed to the expanded promotional efforts over the last several years by Center Laboratories, Inc. ("Center"), STI's exclusive distributor of the EpiPen and the EpiE-ZPen. The Company anticipates epinephrine product sales to continue improving over prior year levels with Center's continuing expansion of marketing efforts in the U.S. and international markets coupled with the recent introduction of the EpiE-ZPen.

The Company's patented CytoGuard Aerosol Protective Device is designed to reduce the risk of exposure of health care professionals while reconstituting toxic drugs administered to patients, such as chemotherapeutics. CytoGuard, sold exclusively to Bristol-Myers Squibb ("BMS") for distribution in the U.S. with BMS products, generated revenue of $865,800 in fiscal 1996 which represents a $726,900 (46%) decline from fiscal 1995 revenue of $1.6 million. As previously reported, lower in-market sales of these BMS products continued to adversely effect CytoGuard sales during fiscal 1996. Although no sales of CytoGuard are expected in fiscal 1997, the Company is exploring various business strategies for this product.

STI has development programs that include feasibility and stability studies as well as the manufacturing of clinical trial materials in the Company's St. Louis pilot plant. If feasibility and stability studies are successful and all regulatory approvals are received, the Company anticipates contracts in the coming years to manufacture these products in vials, prefilled syringes or STI's proprietary auto-injector systems. These customer-funded development programs generated revenue of $2.3 million in both fiscal 1996 and 1995, respectively.

Gross margins were 31% and 29% for the quarter and year ended July 31, 1996 compared to 33% and 32% for the quarter and year ended July 31, 1995. The decrease in gross margins were due to various factors including component supply issues which disrupted production in fiscal 1996 coupled with higher military product sales which have inherently lower margins. The Company has resolved this component supply issues and is working to improve gross margins through the completion of several manufacturing cost reduction programs currently in progress.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Selling, general and administrative expenses decreased $122,000 (10%) in the current quarter and $309,600 (7%) in fiscal 1996 when compared with the same prior year periods. These anticipated decreases resulted primarily from the absence of certain administrative costs related to organizational changes made during fiscal 1996 to streamline reporting relationships. This was done in conjunction with the previously reported restructuring plan adopted by the Board of Directors in fiscal 1995. See Note 3 in Notes to Consolidated Financial Statements.

Research and development expenditures decreased $316,700 (34%) in fiscal 1996 when compared with fiscal 1995. This was due to the timing of expenditures related to certain projects which have been deferred into fiscal 1997. The Company remains focused on development efforts to its new generation auto-injector products designed for outpatient/in-home use. These products target infrequent injection of medication in acute episodes of disease as well as treatment of chronically ill patients. This will result in higher R&D expenses in fiscal 1997 when compared to fiscal 1996 and will be comparable to historical levels.

Depreciation and amortization remained relatively constant increasing $68,300 (4%) in fiscal 1996 when compared with fiscal 1995. This increase includes a significantly lower amortization expense ($142,500 or 44%) during the current year due to selected patent write-offs which occurred in fiscal 1995. Absent amortization, depreciation expense increased $210,800 (14%). As previously reported, higher depreciation expense was anticipated due to increased levels of capital expenditures made over the last two fiscal years.

As part of the restructuring plan adopted in fiscal 1995, the Company initiated certain organizational changes during fiscal 1996 resulting in additional charges of $321,900 related to employee severance expense in fiscal 1996. These charges are in addition to a $450,000 charge assessed against fiscal 1995 earnings for relocating STI's corporate headquarters to reduce occupancy costs. To this end, the Company is planning to move its corporate office facility from Rockville, Maryland, to Columbia, Maryland. See Note 3 in Notes to Consolidated Financial Statements.

Other expense, net of other income, increased $119,900 (67%) in the current year when compared with the last year. This was primarily attributable lower royalty income for the year ended July 31, 1996 which the Company receives from the sale of its Medical Device Division to Brunswick Biomedical Corporation in fiscal 1994. Interest expense was comparable increasing slightly by $14,300 (4%) in fiscal 1996.

1995 AND 1994

The Company reported net income of $460,500 ($.15 per share) on sales of $25.5 million for the fiscal year ended July 31, 1995. This compares with net income of $2.1 million ($.68 per share) on sales of $24.9 million for the fiscal year ended July 31, 1994. Fiscal 1994 operating results include a $953,000 ($.30 per share) non-recurring gain, net of tax, from the fourth quarter sale of the Company's Medical Device Division ("MDD"). Fiscal 1995 operating results were adversely effected by a $292,500 ($.09 per share) restructuring charge, net of tax, recorded in its fourth quarter. Absent this restructuring charge in fiscal 1995 and the non-recurring gain in fiscal 1994, earnings for the fiscal year ended July 31, 1995 would have decreased by $422,500 ($.14 per share) when compared with fiscal 1994 operating results.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Revenues in fiscal 1995 increased $2.5 million (11%) over the prior year, exclusive of the $1.9 million in revenues generated by the MDD which was sold in fiscal 1994. Contributing to this sales improvement was a $3.4 million (48%) increase in military product sales which was partially offset by a $900,000 (6%) decrease in commercial sales. While current year revenues were increasing over the prior year, gross margins were decreasing from 35% in fiscal 1994 to 32% in the current fiscal year. This decline in gross margins was attributable to several factors including the plant shutdown during the first quarter of fiscal 1995, lower revenues from funded R&D activities and lower margin foreign military auto-injector sales. The Company's competitive bid for this foreign military contract anticipated a lower margin in pursuit of contact award to better position itself for future business.

Military product sales in fiscal 1995 consisted of $7.4 million in revenue from the U.S. DoD which represents a $1.8 million (31%) increase over fiscal 1994. Foreign military sales were $3 million in fiscal 1995 which represents a $1.6 million (113%) increase over the prior year. This increase is attributable to the Company's competitive bid for a foreign military contract anticipating a lower margin in pursuit of contract award. This was done in an effort to better position STI for additional future business and minimize bid losses to a competitor with local manufacturing operations, which occurred in fiscal 1994.

The decline in commercial sales is attributable to lower revenues from both CytoGuard sales and funded R&D activities. These lower revenues were partially offset by a growth in revenues from the EpiPen auto-injector which aggregated $9.8 million in fiscal 1995 and represents a $1.4 million (17%) increase over fiscal 1994. This increase is primarily attributable to expanded promotional efforts over the last two years by Center. CytoGuard revenues were $1.6 million in fiscal 1995, which represents a 48% decrease from the $3 million recognized in fiscal 1994. During fiscal 1994, the Company under the direction of BMS, changed the packaging of this product from a single unit to a multi-unit package. Creation of inventories of the new multi-unit package coupled with lower in-market sales of BMS' products resulted in lower CytoGuard sales in STI's fiscal 1995 with this decline expected to continue in fiscal 1996. Revenues from these development contracts during the current year were $2.3 million, which represents a $598,000 (21%) decrease from last year.

Selling, general and administrative expenses ("SG&A") decreased $298,300 (7%) during fiscal 1995 when compared with fiscal 1994. This decrease resulted primarily from the absence of SG&A expenses related to the MDD which was sold in July 1994. During the fourth quarter of fiscal 1995, the restructuring plan was approved by the Company's Board of Directors resulting in a $450,000 restructuring charge against operations. This restructuring plan is expected to further reduce SG&A expenses in fiscal 1996 and beyond.

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

                                          22
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Other income, net of other expenses, decreased $1.9 million in the current fiscal year primarily due to the $1.6 million pre-tax gain on the sale of the MDD in fiscal 1994. See Note 5 in Notes to Consolidated Financial Statements. Also contributing to this increase was higher interest expense of $302,300 in fiscal 1995 due to higher levels of bank borrowings as well as the commencement of interest payments on the outstanding note payable to Syntex Laboratories, Inc. (see "Liquidity and Capital Resources" following).

LIQUIDITY AND CAPITAL RESOURCES

The Company has a revolving credit agreement ("Agreement") with Merrill Lynch Business Financial Services, Inc. ("MLBFS") with a maximum commitment of $5 million. Outstanding borrowings under the Agreement totalled $3.9 million at July 31, 1996 with an interest rate equal to the 30-day commercial paper rate as published in the Wall Street Journal plus 265 basis points (8.04% at July 31, 1996). The Agreement is collateralized by substantially all of the Company's assets and general intangibles. Financial covenants under the Agreement require the Company to maintain certain levels of tangible net worth and debt to net worth ratios and limits capital expenditures in any one fiscal year to $5 million. On August 15, 1996, the Agreement was extended through December 31, 1996 with the same terms and conditions in anticipation of the previously announced merger with Brunswick Biomedical Corporation ("BBC"). Upon consummation of this merger, proceeds from a newly established $5 million line of credit will become immediately available for repayment of the MLBFS note payable. If the merger with BBC is not consummated, the Company will seek a renewal of the Agreement or an alternative source of financing. There can be no assurance that any such alternative source of financing will be available on terms favorable to the Company.

The merger would subject the Company to the financial commitments of BBC which currently include an $11 million bridge loan that will be converted to a $10 million long-term loan upon completion of the merger. The long-term loan contains covenants which are applicable to the financial condition of the merged Company. In order to adequately service the long-term loan and comply with the financial covenants, the merged Company must achieve significantly higher operating results, obtain external financing from strategic partners interested in its R&D programs and/or obtain additional equity financing. At this time, there is no assurance that the merger will occur, and, if the merger does occur, that the Company will comply with the financial covenants of the long-term loan.

Over the last five fiscal years, the Company has expended more than $15 million for capital equipment designed to expand production capacity to accommodate commercial sales growth. Partial proceeds from a $5.4 million secured loan agreement with Syntex were used to finance a portion of this capital program. Principal repayments commenced August 1, 1991 through credits against amounts invoiced to Syntex for product delivered under a related Manufacturing and Packaging Agreement. As part of the termination of this agreement, the repayment terms of the loan agreement were modified to include an eighteen-month moratorium on the repayment of principal beginning with the calendar quarter ended March 31, 1993 through the calendar quarter ended June 30, 1994.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

Principal payments to Syntex resumed for the calendar quarter ended September 30, 1994 at the minimum of $200,000 per quarter reducing the outstanding loan balance $800,000 during fiscal 1996 to $588,400 at July 31, 1996. The loan bears interest at the same rate the Company pays on its current line of credit facility. Interest expense recognized on this loan totalled
$86,000 in fiscal 1996. The loan is subject to acceleration upon the occurrence of certain events. See Note 7 in Notes to Consolidated Financial Statements.

The Company has significant capital needs which will need to be funded externally in order to finance its plans to automate many of the Company's aseptic filling, assembly and final packaging processes. During fiscal 1996, the Company began to purchase high-speed, drug cartridge preparation and filling equipment as well as automated assembly and packaging equipment. This equipment will not only increase efficiency and capacity while improving profit margins, but it will also result in less human contact with products during the manufacturing process. Finally, as part of STI's new product development efforts, the Company must purchase high cavitation molds for its new automatic injection devices which will also require external funding.

To assist in financing the capital investment program mentioned above, the Company entered into a loan agreement with The CIT Group/Equipment Financing, Inc. ("CIT") in May 1995. This arrangement consists of a series of loans for the acquisition of production molds, high speed component preparation and filling equipment and facility renovations not to exceed a maximum aggregate of $3 million. Additional terms include repayment of each loan in sixty (60) equal monthly installments at a fixed interest rate equal to the Treasury Yield (as published in the Wall Street Journal two business days prior to closing a loan amount) plus 247 basis points. Loan proceeds to date totalled $1.5 million with a loan balance outstanding of $1.2 million at July 31, 1996 with a weighted average interest rate of 8.8%. See Note 7 in Notes to Consolidated Financial Statements.

BALANCE SHEET REVIEW

Working capital increased $539,900 (15%) to $4,204,200 at July 31, 1996 from $3,668,300 at July 31, 1995. Receivables increased $1.5 million (25%) on the strength of higher EpiPen and Diazepam auto-injector sales. Inventory levels increased $1.1 million (30%) in support of higher sales levels anticipated for the first quarter of fiscal 1997 when compared with the first quarter of fiscal 1996. These sales will include new products introduced earlier in fiscal 1996, the EpiE-ZPen and the Diazepam auto-injectors. Prepaid expenses and other current assets increased $416,300 resulting in the prepayment to the FDA for annual user fees. The deferred income tax asset increased $186,600 (18%) due to an increase in expenses related to the restructuring plan initiated in fiscal 1995.

Note payable to bank remained constant at $3.9 million from fiscal 1995 to fiscal 1996 while accounts payable increased $1.2 million (120%) resulting from the acquisition of inventory components in support of fiscal 1997 sales as discussed above. Proceeds from operations during fiscal 1996 contributed to the funding necessary to make scheduled quarterly payments to Syntex which reduced the note payable to Syntex by $800,000 (58%) to $588,400 at July 31, 1996. See "Liquidity and Capital Resources" above. The increase in customer deposits ($703,500) represents an upfront payment for continuing development work to be completed in fiscal 1997. Other liabilities and accrued expenses increased $436,000 (37%) due to a higher

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS (CONTINUED)

accrual for income taxes payable. The restructuring reserve increased $190,400 (42%), net of employee severance payments associated with the previously discussed organizational changes.

Other long-term debt, including the current portion, increased $311,300 (22%) due to a non-interest bearing note from Center in the amount of $375,000 to assist in the cost reduction program associated with the EpiE-ZPen. This loan will be repaid to Center through credits on future EpiE-ZPen deliveries commencing in September 1996. Additional proceeds under the CIT loan agreement were more than offset by payments made on the initial CIT loan (see "Liquidity and Capital Resources") and capital lease obligations. Deferred revenue decreased $250,000 (100%) with the recognition of the remaining revenue of a development contract which was closed-out during the first quarter.

Capital expenditures totalled $2.3 million in fiscal 1996 which consisted primarily of improvements designed to automate and validate current production processes at the Company's St. Louis manufacturing facility. The timing of capital expenditures to keep pace with prior year levels is contingent on the Company's ability to identify outside sources of capital. Shareholder's equity increased $1.3 million on the strength of net income ($1.28 million) and from the exercise of employee stock options.

INFLATION AND ACCOUNTING POLICIES

In the view of management, the low levels of inflation in recent years and changing prices have had no significant effect on the Company's financial condition and results of operations. Generally, the Company is able to mitigate the effects of inflation on operating costs and expenses through price increases and productivity gains.

The Company applies the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock-based compensation. Accordingly, the Company has not recognized any compensation associated with fair value accounting. Beginning in fiscal 1997, the Company will be required to make certain additional disclosures as if the fair value method of accounting defined in SFAS 123, "Accounting for Stock-Based Compensation" had been applied to the Company's stock option plans.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS
SURVIVAL TECHNOLOGY, INC.



----------------------------------------------------------------------------------------
July 31                                                        1996              1995
----------------------------------------------------------------------------------------
ASSETS
Current assets:
    Cash                                                  $   122,800       $   503,600
   Receivables, less allowance for doubtful
    accounts of $45,000 and $13,000                         7,332,300         5,852,700
    Inventories                                             4,988,800         3,829,800
    Prepaid expenses and other assets                         752,400           336,100
    Deferred income taxes                                   1,217,500         1,030,900
                                                          -----------       -----------
      Total current assets                                 14,413,800        11,553,100
                                                          -----------       -----------

Fixed assets:
    Furniture and equipment                                17,696,500        15,389,000
    Leasehold improvements                                  6,726,800         5,619,800
    Construction in progress                                2,124,100         3,572,500
							  -----------       -----------
                                                           26,547,400        24,581,300
    Less accumulated depreciation and amortization         11,732,400        10,372,400
                                                          -----------       -----------
                                                           14,815,000        14,208,900
                                                          -----------       -----------
Patents and licenses, at cost less amortization
    of $675,100 and $517,200                                1,848,400         1,916,800
Other noncurrent assets                                         7,800            36,300
                                                          -----------       -----------
                                                          $31,085,000       $27,715,100
                                                          -----------       -----------
                                                          -----------       -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Note payable to bank                                  $ 3,875,400       $ 3,917,000
    Note payable to Syntex                                    588,400           800,000
    Current portion of long-term debt                         516,800           492,600
    Accounts payable                                        2,240,700         1,016,800
    Customer deposits                                         736,000            32,500
    Restructuring reserve                                     640,400           450,000
    Other liabilities and accrued expenses                  1,611,900         1,175,900
                                                          -----------       -----------
       Total current liabilities                           10,209,600         7,884,800


Long-term debt:
    Note payable to Syntex                                                      588,400
    Other long-term debt                                    1,184,300           897,200
    Deferred revenue                                                            250,000
Other noncurrent liabilities                                  616,500           489,200
Deferred income taxes                                       1,605,500         1,455,000
                                                          -----------       -----------
       Total liabilities                                   13,615,900        11,564,600
                                                          -----------       -----------

Commitments and contingencies

Shareholders' equity:
    Common stock $.10 par value; 10,000,000
     shares authorized; 3,091,700 and
     3,085,400 shares issued and outstanding                  309,100           308,500
    Paid-in capital in excess of par value                  5,114,700         5,072,700
    Retained earnings                                      12,045,300        10,769,300
                                                          -----------       -----------
       Total shareholders' equity                          17,469,100        16,150,500
                                                          -----------       -----------
                                                          $31,085,000       $27,715,100
                                                          -----------       -----------
                                                          -----------       -----------



See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME
SURVIVAL TECHNOLOGY, INC.


----------------------------------------------------------------------------------------------------------
Year Ended July 31                                             1996              1995              1994
----------------------------------------------------------------------------------------------------------
Net sales                                                 $31,385,300       $25,486,800       $24,856,500
Cost of sales                                              22,428,200        17,227,500        16,199,600
                                                          -----------       -----------       -----------

Gross profit                                                8,957,100         8,259,300         8,656,900
                                                          -----------       -----------       -----------

Selling, general, and
    administrative expenses                                 3,881,600         4,171,500         4,469,800
Research and development expenses                             606,600           943,000         1,024,600
Depreciation and amortization expenses                      1,873,300         1,805,000         1,234,900
Restructuring charge                                          321,900           450,000
                                                          -----------       -----------       -----------
                                                            6,683,400         7,369,500         6,729,300
                                                          -----------       -----------       -----------
Operating income                                            2,273,700           889,800         1,927,600
                                                          -----------       -----------       -----------

Other income (expense):
    Interest expense                                         (387,200)         (372,900)          (70,600)
    Other income (expense), net                                87,600           193,200           151,200
    Gain on sale of Medical Device Division                                                     1,562,300
                                                          -----------       -----------       -----------
                                                             (299,600)         (179,700)        1,642,900
                                                          -----------       -----------       -----------

Income before income taxes                                  1,974,100           710,100         3,570,500
Provision for income taxes                                    698,100           249,600         1,442,000
                                                          -----------       -----------       -----------

Net income                                                $ 1,276,000       $   460,500       $ 2,128,500
                                                          -----------       -----------       -----------
                                                          -----------       -----------       -----------

Per common share:

Net income                                                       $.41             $ .15             $ .68
                                                          -----------       -----------       -----------
                                                          -----------       -----------       -----------



See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
SURVIVAL TECHNOLOGY, INC.



                                                                            Paid-in
                                                    Common Stock          Capital in
                                                    ------------           Excess of       Retained
                                                Shares         Amount      Par Value       Earnings       Total
-------------------------------------------------------------------------------------------------------------------

Balance at July 31, 1993                     3,085,000       $308,500     $5,068,900     $8,180,300    $13,557,700

  1994 net income                                                                         2,128,500      2,128,500
  Exercise of stock options                        400                         3,800                         3,800
					     ---------      ---------     ----------    -----------    -----------

Balance at July 31, 1994                     3,085,400        308,500      5,072,700     10,308,800     15,690,000


  1995 net income                                                                           460,500        460,500
                                             ---------      ---------     ----------    -----------    -----------

Balance at July 31, 1995                     3,085,400        308,500      5,072,700     10,769,300     16,150,500


  1996 net income                                                                         1,276,000      1,276,000
  Exercise of stock options                      6,300            600         42,000                        42,600
					     ---------      ---------     ----------    -----------    -----------

Balance at July 31, 1996                     3,091,700      $ 309,100     $5,114,700    $12,045,300    $17,469,100
                                             ---------      ---------     ----------    -----------    -----------
                                             ---------      ---------     ----------    -----------    -----------


See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
SURVIVAL TECHNOLOGY, INC.

Year Ended July 31,                                             1996              1995              1994
----------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                              $ 1,276,000       $   460,500       $ 2,128,500
  Adjustments to reconcile net income
   to net cash provided by (used for)
   operating activities net of effects from
   sale of Medical Device Division in 1994:
     Depreciation and amortization                          1,873,300         1,805,000         1,234,900
     Gain on sale of Medical Device Division                                                   (1,562,300)
     Loss (gain) on equipment disposals                           800                             (63,500)
     Deferred income taxes                                    (36,100)           32,800           660,300
     Deferred lease incentives                                (30,200)          (30,200)           16,800
     (Increase) decrease in receivables                    (1,479,600)           83,600          (805,800)
     Increase in inventories                               (1,159,000)       (1,034,500)         (230,800)
     (Increase) decrease in prepaid
      expenses and other assets                              (416,300)          216,700           (35,600)
     Increase (decrease) in accounts payable                1,223,900          (313,600)         (141,300)
     Increase (decrease) in customer deposits                 703,500           (33,800)         (161,800)
     (Decrease) increase in deferred revenue                 (250,000)                            250,000
     Increase in restructuring reserve                        190,400           450,000
     Increase in other liabilities and
      accrued expenses                                        593,500           154,000           476,600
							  -----------       -----------       -----------
  Net cash provided by operating activities                 2,490,200         1,790,500         1,766,000
							  -----------       -----------       -----------

Cash flows from investing activities:
  Purchases of fixed assets                                (2,338,100)       (3,797,800)       (3,172,800)
  Purchases of patents and licenses                           (89,500)         (199,900)         (184,800)
  Proceeds from fixed asset dispositions                       38,700
  Decrease (increase) in other noncurrent assets                5,500            34,200           (38,200)
							  -----------       -----------       -----------

Net cash used for investing activities                     (2,383,400)       (3,963,500)       (3,395,800)
                                                          -----------       -----------       -----------


Cash flows from financing activities:
  Net (payments) proceeds on note
    payable to bank                                           (41,600)        2,612,500         1,704,500
  Payments on note payable to Syntex                         (800,000)         (800,000)
  Proceeds from other long-term debt                          820,300         1,299,300
  Payments on other long-term debt                           (508,900)         (500,200)         (288,200)
  Proceeds from issuance of common stock                       42,600                               3,800
                                                          -----------       -----------       -----------

Net cash (used for) provided by financing activities         (487,600)        2,611,600         1,420,100
                                                          -----------       -----------       -----------

Net (decrease) increase in cash                              (380,800)          438,600          (209,700)
Cash at beginning of year                                     503,600            65,000           274,700
                                                          -----------       -----------       -----------

Cash at end of year                                       $   122,800       $   503,600       $    65,000
                                                          -----------       -----------       -----------
                                                          -----------       -----------       -----------

Cash paid for interest                                    $   526,100       $   514,300       $   189,800
							  -----------       -----------       -----------
                                                          -----------       -----------       -----------

Cash paid for income taxes                                $   513,300       $   234,300       $   807,200
                                                          -----------       -----------       -----------
                                                          -----------       -----------       -----------



See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SURVIVAL TECHNOLOGY, INC.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Survival Technology, Inc. ("Company") is a technology-based health care company that designs, develops and produces a broad range of automatic injectors, prefilled syringes and other innovative health care devices, with a major focus on safe and convenient participation by the patient in injection therapy. The Company also supplies customized drug delivery system design, pharmaceutical research and development and GMP-approved sterile product manufacturing to pharmaceutical and biotechnology companies.

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

PATENTS AND LICENSES

Legal costs incurred in connection with patent applications and costs of acquiring patents and licenses are capitalized and amortized on a straight-line basis over the life of the patent (not to exceed seventeen years) or license or over the period expected to be benefitted, principally over 5 to 20 years.

REVENUE RECOGNITION

Sales of medical products are recorded when shipments are made to customers. Revenues from the U.S. Department of Defense ("DoD") industrial base maintenance contract are recorded ratably throughout the contract term with the exception of revenue from the component prestocking program that is recorded upon component receipt in STI's warehouse and product sales which are recorded upon shipment to the customer. Revenues from license fees are recorded when the fees are due and non-refundable. Revenues from research and development arrangements are recognized in the period in which related work has been substantially completed.

RESEARCH AND DEVELOPMENT

Research and development expenses are charged to operations in the period incurred.

INCOME TAXES

The Company accounts for taxes using the asset and liability approach as prescribed by Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". The asset and liability approach requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences between carrying amounts and tax basis of assets and liabilities.

FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments, which include cash, receivables, notes payable and current/long-term debt, approximates their carrying value.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
Actual results could differ from those estimates and assumptions.

NET INCOME PER COMMON SHARE

Net income per common share is computed on the weighted average number of common and common equivalent shares outstanding which were as follows: 3,116,700 in 1996, 3,102,500 in 1995 and 3,117,600 in 1994. Stock options are considered to be common equivalent shares when dilutive.

RECLASSIFICATION

Certain reclassifications have been made to prior year financial statements in order to conform with the current year presentation.

2.  INVENTORIES

Inventories are comprised of the following:

July 31                                            1996                1995
-------                                            ----                ----

Components and subassemblies                 $2,968,600          $2,780,200
Labor and overhead costs in process           1,401,900             605,100
Finished goods                                1,055,800             674,800
                                             ----------          ----------
                                              5,426,300           4,060,100
Inventory reserve                              (437,500)           (230,300)
                                             ----------          ----------
                                             $4,988,800          $3,829,800
                                             ----------          ----------
                                             ----------          ----------

Inventories do not include amounts related to the DoD component prestocking program which are segregated in STI's warehouse facilities for future DoD contract requirements.

3.  RESTRUCTURING CHARGE

In fiscal 1995, a restructuring plan was approved by the Company's Board of Directors resulting in a $450,000 charge against earnings for the relocation of its corporate office. As part of this plan, the Company initiated certain organizational changes during fiscal 1996 resulting in additional charges related to severance benefits provided to certain employees terminated during fiscal 1996.

The following table sets forth the Company's restructuring charges for the year ended July 31, 1996 and 1995:

                      Loss From Restructuring of Operations
                      -------------------------------------

                                                   1996                1995
    Corporate:
	Employee severance accrued            $ 321,900                   0
        Relocation of facilities                      0           $ 450,000
                                              ---------           ---------
                                              $ 321,900           $ 450,000
                                              ---------           ---------
                                              ---------           ---------

The following table sets forth the Company's restructuring reserve as of
July 31, 1996:
                              Restructuring Reserve
                              ---------------------
                                       Relocation      Employee
                                      of facilities   Separations       Total
                                      -------------   -----------       -----

    Reserve as of July 31, 1995        $ 450,000                    $ 450,000
    Restructuring of operations                         321,900       321,900
    Cash payments                         (7,200)      (124,300)     (131,500)
                                       ---------      ---------     ---------
    Reserve as of July 31, 1996        $ 442,800      $ 197,600     $ 640,400
				       ---------      ---------     ---------
                                       ---------      ---------     ---------

In October 1996, the Company signed a letter of intent to sublease its corporate office space in Rockville, Maryland and entered into a new lease in Columbia, Maryland for the relocation of the corporate headquarters. The reserve balance for the relocation of facilities at July 31, 1996 is sufficient to cover both the moving costs and the lease rate differential on the sublease. The Company is scheduled to move its corporate headquarters by December 1996.

4.  MERGER WITH BRUNSWICK BIOMEDICAL CORPORATION

On April 15, 1996, Brunswick Biomedical Corporation ("BBC"), a privately-held medical device company, purchased 61.1% of the Company's outstanding common stock from the estate of the Company's late founder, Dr. Stanley J. Sarnoff.

On September 11, 1996, the Company and BBC entered an Agreement and a Plan of Merger ("Merger Agreement"). Pursuant to the Merger Agreement, each outstanding share of BBC's common stock will be exchanged for 2.1 shares of the Company's common stock and the Company's common stock will remain outstanding. Each of BBC's outstanding shares of preferred stock will be converted into a right to receive 2.1 shares of the Company's common stock and a warrant to purchase 0.4 share of the Company's common stock at an exercise price of $11.00 per share, exercisable for a period of five years following the merger. In addition, the Company will assume BBC's obligations under outstanding options and warrants. These provisions of the agreement will result in 1,708,928 shares of the Company's common stock being issued in exchange for BBC stock at the time of the merger and could result in the issuance of an additional 1,053,358 shares of the Company's common stock if all options and warrants were exercised and the required consideration paid. Each of the 1,888,126 shares of Company's common stock currently owned by BBC will be retired in the merger. The transaction requires approval by both the Company's and BBC's shareholders and is expected to be completed during the second quarter of fiscal 1997.

The merger would subject the Company to the financial commitments of BBC which currently include an $11 million bridge loan that will be converted to a $10 million long-term loan upon completion of the merger. The long-term loan contains covenants which are applicable to the financial condition of the merged Company. In order to adequately service the long-term loan and comply with the financial covenants, the merged Company must achieve significantly higher operating results, obtain external financing from strategic partners interested in its R&D programs and/or obtain additional equity financing. At this time, there is no assurance that the merger will occur, and, if the merger does occur, that the Company will comply with the financial covenants of the long-term loan.

Pursuant to the Merger Agreement, BBC will be merged into the Company, the existence of BBC will cease, and the Company, as the surviving corporation, will continue to exist. Although the Company will be the surviving corporation in the merger as a legal matter, the merger will be treated as a purchase of the Company by BBC for accounting purposes. As a result, the Company's assets and liabilities, revalued to their respective fair values, and BBC's historical financial statements will reflect the combined operation of the Company and Brunswick after the effective date of the merger.

The following unaudited pro forma financial information reflects the adjustment of the historical financial information to give effect to the merger as if the merger transaction occurred on August 1, 1995.

Statement of Operations for the year ended July, 31, 1996:
----------------------------------------------------------

   Total revenue                                                $35,014,900
   Cost of sales                                                 24,408,600
                                                                -----------
   Gross profit                                                  10,606,300
   Operating expenses *                                          15,421,700
                                                                -----------
   Operating loss                                                (4,815,400)
   Non-operating expenses                                         1,985,200
   Provision for income taxes                                       100,000
                                                                -----------
   Net loss                                                     $(6,900,600)
								-----------
                                                                -----------
   Net loss per share                                                $(2.09)
                                                                     ------
                                                                     ------

* Included in operating expenses is a non-recurring write-off of in-process research and development totalling $4.5 million.

Balance sheet at July, 31, 1996:
--------------------------------

   Current assets                                               $16,351,100
   Property, plant and equipment                                 14,743,500
   Other assets                                                  13,354,900
                                                                -----------
   Total assets                                                 $44,449,500
                                                                -----------
                                                                -----------

   Current liabilities                                          $12,723,900
   Long-term debt                                                16,089,400
   Other liabilities                                              2,222,000
   Total stockholders' equity                                    13,414,200
                                                                -----------
   Total liabilities and shareholders' equity                   $44,449,500
                                                                -----------
                                                                -----------


5.  SALE OF MEDICAL DEVICE DIVISION

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

The assets sold consisted primarily of business equipment, inventories of CardioBeepers and related components, patents and customer account lists. In consideration of the asset purchase, BBC paid the Company $2 million in cash at the closing date with future payments not to exceed $1 million based on net sales of the Division over the next five years. The proceeds of the sale ($2 million) were used to reduce current bank borrowings at July 31, 1994. Royalty payments in fiscal 1996 and 1995 aggregated $90,000 and $133,400, respectively. At July 31, 1996, royalty payments of $59,600 were outstanding and unpaid.

This sale was recorded by the Company in the fourth quarter of its fiscal year ended July 31, 1994 resulting in a non-recurring pretax gain on disposal of $1,562,300 which includes a provision for costs associated with the sale, including employee severance costs and legal expenses. This nonrecurring gain is exclusive of potential future payments. Revenues generated from this division in fiscal 1994 were $1.9 million.

6.  ACQUISITION OF MEDIMECH ASSETS

On November 18, 1992, the Company acquired the principal assets of Medimech International Limited ("Medimech"), a designer and manufacturer of auto-injectors based in the United Kingdom for $1,524,200 in cash. In addition, the Company will be required to make future payments for an eight-year period equal to 7.5% of the net sales of Medimech products after such sales exceed $3 million. There have been no additional payments made through July 31, 1996. The acquisition was accounted for as a purchase.

The purchase of Medimech was financed in part through an arrangement with E.M. Industries, Inc. ("EMI"), whose division, Center Laboratories, Inc. ("Center"), is the Company's exclusive distributor of EpiPen-Registered Trademark- auto-injectors. EMI provided $1.2 million to the Company in exchange for: 61,900 shares of the Company's common stock, a license fee totalling $300,000 for the exclusive marketing rights to certain future products under agreements to be negotiated and a $300,000 non-interest bearing loan to be repaid through credits on future sales of EpiPen auto-injectors by the Company to Center commencing January 1, 1993. The loan was paid off in fiscal 1995. The balance of the purchase price was financed by the Company through internal sources.


7.  DEBT ACTIVITY

NOTE PAYABLE TO BANK

The Company has a revolving credit agreement ("Agreement") with Merrill Lynch Business Financial Services, Inc. ("MLBFS") with a maximum commitment of $5 million. Outstanding borrowings under the Agreement totalled $3.9 million at July 31, 1996 and 1995, respectively, with an interest rate equal to the 30-day commercial paper rate as published in the Wall Street Journal plus 265 basis points (8.04% at July 31, 1996 and 8.48% at July 31, 1995.) The agreement is collateralized by substantially all of the Company's assets and general intangibles. Financial covenants under the Agreement require the Company to maintain certain levels of tangible net worth and debt to net worth ratios while limiting capital expenditures to no more than $5 million in any one fiscal year. During the first quarter of fiscal 1997, the Agreement was extended through December 1996 with the same terms and conditions.

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

On November 30, 1992, the Company and Syntex agreed to terminate the Manufacturing and Packaging Agreement effective February 15, 1993. As part of this termination agreement, the repayment terms of the Loan Agreement were modified to include an eighteen-month moratorium on the repayment of principal beginning with the calendar quarter ended March 31, 1993 through the calendar quarter ended June 30, 1994. The outstanding loan balance (approximately $2.2 million) was non-interest bearing from January 1, 1993 through June 30, 1994 and effective July 1, 1994 began bearing interest at a rate equal to that which the Company pays on its current commercial line of credit facility. Principal payments resumed for the calendar quarter ended September 30, 1994 at the minimum of $200,000 per quarter and aggregated $800,000 in both fiscal 1996 and 1995. The loan is subject to acceleration upon the occurrence of certain events.

The Loan Agreement is collateralized by approximately $6.5 million of existing equipment and general intangibles. Any security interest that Syntex may have on newly acquired equipment by the Company and all proceeds thereof is subject and subordinate to the security interest of MLBFS.

OTHER LONG-TERM DEBT

On May 23, 1995, the Company entered into a loan agreement with The CIT Group/Equipment Financing, Inc. ("CIT") to assist in financing the Company's capital investment programs. This arrangement will consist of a series of loans for the acquisition of production molds, high speed component preparation and filling equipment and facility renovations not to exceed a maximum aggregate of $3 million. Loan proceeds totalled $445,300 and $1,046,100 in fiscal 1996 and 1995, respectively, of which $1.2 million was outstanding at July 31, 1996 with an interest rate of 8.8%. Terms include repayment of each loan in sixty (60) equal monthly installments at a fixed interest rate equal to the Treasury Yield (as published in the Wall Street Journal two business days prior to closing on a loan amount) plus 247 basis points. The agreement with CIT is collateralized by the assets financed with the loan proceeds. CIT's security interest in such assets is subject and subordinate to the security interest of Syntex.

On January 11, 1996, the Company received a non-interest bearing loan in the amount of $375,000 from Center Laboratories, Inc. ("Center"), STI's exclusive distributor for the EpiPen and EpiE-ZPen. The proceeds from this loan will assist the Company in purchasing high-speed filling and automated packaging equipment which will reduce the cost of manufacturing the EpiE-ZPen. Repayment of this loan will commence during the first quarter of fiscal 1997 with an agreed upon credit per unit on EpiE-ZPen shipments to Center. The Company anticipates loan repayment to be completed in fiscal 1999.

Other long-term debt consisted of the following:

July 31                                                1996           1995
-------                                               ------         ------

CIT Group/Equipment Financing, Inc.               $1,209,100      $ 996,600
Capital lease obligations (See Note 11)              117,100        393,200
Note payable to Center, non-interest bearing         375,000
                                                  ----------      ---------
                                                   1,701,200      1,389,800
     Less current portion                            516,800        492,600
                                                  ----------      ---------

     Other long-term debt                         $1,184,400      $ 897,200
                                                  ----------      ---------
                                                  ----------      ---------

Minimum annual principal payments on other long-term debt, exclusive of capitalized lease obligations, are as follows: 1997 - $417,100; 1998 - $477,500; 1999 - $374,900; 2000 - $287,900; 2001 - $26,700. Capitalized
interest costs in fiscal 1996, 1995 and 1994 totalled $132,400, $137,700, and $130,100, respectively.

8.  STOCK OPTION PLANS

The Company has adopted two Stock Option Plans ("the Plans") which reserve 700,000 shares for the granting of options through 2001 and provide for issuance of non-qualified stock options, incentive stock options, stock appreciation rights, incentive shares and restricted stock.

Options granted to employees, officers and directors pursuant to the Company's stock option plans generally have been exercisable in varying amounts in cumulative annual installments up to ten years from the date of grant. The exercise price on all options granted during the three years ended July 31, 1996 was equivalent to the market value of the Company's stock on the date of grant. At July 31, 1996, there were no stock appreciation rights outstanding.

The following table summarizes the activity in the Company's stock options during fiscal 1996, 1995 and 1994:

Number of Shares                        1996           1995           1994
----------------                       ------         ------         ------

Options outstanding
 at beginning of year                 305,000        269,200        169,400
  Granted during the year              36,900         60,100        109,700
  Exercised during the year            (6,200)             0           (400)
  Expired or terminated
   during the year                    (41,900)       (24,300)        (9,500)
                                      -------        -------        -------

Options outstanding
 at end of year
  Number of shares                    293,800        305,000        269,200
  Price per share                 $6.75-20.75    $6.75-20.75    $6.75-20.75
  Aggregate price                  $3,011,400     $3,205,300     $3,032,800

Options reserved for
granting at end of year               106,800        109,100        156,000

Options exercised
 during the year
  Number of shares                      6,200           none            375
  Price per share                  $6.75-8.75                       $10.125
  Aggregate price                     $42,600                        $3,800
  Fair value per share            $8.00-11.51                        $12.75
  Aggregate fair value                $61,400                        $4,800
Options exercisable
 at end of year                       196,800        176,100        118,600

The Estate of Stanley J. Sarnoff, the Company's late founder, holds options to purchase up to 32,500 shares of the Company's common stock through September 14, 2000 (as to 30,000 shares) and 2003 (as to 2,500 shares) at a price of $9.875 and $10.78, respectively. The Company is obligated under certain circumstances to register, under the Securities Act of 1933, shares of the Company's stock owned by the Estate.

During the first quarter of fiscal 1997, an executive officer was granted an option to purchase 40,000 shares of the Company's common stock at an exercise price equal to its fair market value ($9.50). Under the terms of the grant, the option is exercisable as to 10,000 common stock shares six months after the date of grant and will vest with respect to the remaining 30,000 shares in one-third annual increments. In addition, the vesting of such 30,000 shares wil1 be accelerated, in 10,000 share increments, if the market price for the common stock reaches $18.00, $27.00 and $36.00, respectively.

9.  INCOME TAXES

As discussed in Note 1, the Company records income taxes using the asset and liability approach as prescribed by SFAS 109, "Accounting for Income Taxes." The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of other assets and liabilities.

The provision (benefit) for income taxes in fiscal 1996, 1995 and 1994 consists of:

  Year Ended July 31                     1996           1995           1994
  ------------------               ----------     ----------     ----------
  Current:
     Federal                       $  618,300     $  220,000     $  603,100
     State                            115,900         (3,200)       178,600
                                   ----------     ----------     ----------
                                      734,200        216,800        781,700
                                   ----------     ----------     ----------
  Deferred:
     Federal                          (29,500)        26,900        588,200
     State                            ( 6,600)         5,900         72,100
                                   ----------     ----------     ----------
                                      (36,100)        32,800        660,300
                                   ----------     ----------     ----------
                                   $  698,100     $  249,600     $1,442,000
				   ----------     ----------     ----------
                                   ----------     ----------     ----------

The Company provides deferred taxes for temporary differences between the book basis of assets and liabilities for financial reporting purposes and the book basis of assets and liabilities for tax return purposes. The net deferred tax liability is attributable to the following:

  July 31                                               1996           1995
  -------                                        -----------    -----------

  Inventory valuation                            $   255,600    $   175,700
  Uniform inventory capitalization                   322,300        370,300
  Postretirement benefits                            173,700        112,900
  Deferred lease income                               64,200         75,900
  Vacation expenses                                   57,900         57,900
  Restructuring charge                               247,200        173,700
  Other                                               96,600         64,500
                                                ------------    -----------
  Gross deferred tax asset                         1,217,500      1,030,900
						------------    -----------

  Depreciation                                    (1,492,700)    (1,370,400)
  Patent costs                                      (112,800)       (77,200)
  Other                                                              (7,400)
                                                ------------    -----------
  Gross deferred tax liability                  $ (1,605,500)     (1,455,000)
                                                ------------    -----------
  Net deferred tax liability                    $   (388,000)   $  (424,100)
                                                ------------    -----------
                                                ------------    -----------


A reconciliation of the effective tax rate for fiscal 1996, 1995 and 1994 to the U.S. Federal income tax rate is provided in the following tabulation:

  Year Ended July 31                     1996           1995           1994
  ------------------                     ----           ----           ----

  Statutory Federal tax rate             34.0%          34.0%          34.0%
  State taxes, net of Federal
    tax benefit                           4.6%           4.6%           4.6%
  Other                                  (3.2%)         (3.5%)          1.8%
                                         ----           ----           ----
  Effective income tax rate              35.4%          35.1%          40.4%
                                         ----           ----           ----
                                         ----           ----           ----

10. EMPLOYEE RETIREMENT PLANS

PENSION AND SAVINGS PLANS

The Company maintains a profit sharing thrift plan covering all full-time employees not covered by a collective bargaining agreement. Annual contributions by the Company under the plan may be made on the basis of available retained earnings up to 6.6% of the base annual salary of all plan participants. Plan benefit allocations are based on the participants' average annual compensation. The Company made no contributions in fiscal 1996 while contributing $50,000 and $75,000 in fiscal 1995 and 1994, respectively. As part of this profit sharing thrift plan, eligible employees may elect to contribute up to 12% of their base annual salary to the plan. The Company matches a portion of employee contributions which amounted to $172,000, $161,000 and $129,100 in fiscal 1996, 1995 and 1994, respectively.

The Company also made payments to pension plans for its full-time employees in St. Louis, Missouri covered by a collective bargaining agreement. Contributions to this plan aggregated $78,900, $72,900 and $76,900 in fiscal 1996, 1995 and 1994, respectively.

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

The following table sets forth the Plan's funded status reconciled with the amount included in deferred compensation in the balance sheet:


July 31                                                                          1996               1995                 1994
-------                                                                          ----               -----                ----

Accumulated postretirement benefit obligation:
  Retirees                                                                 $  877,000         $   665,000          $  234,000
  Fully eligible and other Plan participants                                  502,000             554,000             775,000
                                                                           ----------          ----------          ----------
                                                                            1,379,000           1,219,000           1,009,000
  Unrecognized prior service cost                                             (60,000)
  Unrecognized net loss                                                      (107,000)            (98,000)
  Unrecognized transition obligation                                         (762,000)           (808,000)           (852,700)
                                                                           ----------          ----------          ----------
  Accrued postretirement benefit cost                                      $  450,000          $  313,000          $  156,300
                                                                           ----------          ----------          ----------
                                                                           ----------          ----------          ----------


In fiscal year 1995, the Plan incurred an unrecognized net loss of $105,000, which the Company has elected to amortize on a straight-line basis over a fifteen-year period.

Net periodic postretirement benefit cost included the following:



Year ended July 31                                                              1996                1995                1994
------------------                                                             ------              ------              ------

   Service cost-benefits attributed to service
     during periods                                                          $ 53,000            $ 66,000            $ 55,000
   Interest cost on accumulated postretirement
     benefit obligation                                                       100,000              85,000              76,000
   Amortization of net loss                                                     7,000
   Amortization of transition obligation                                       45,000              45,000              45,000
                                                                             --------            --------            --------
  Net periodic postretirement benefit cost                                   $205,000            $196,000            $176,000
                                                                             --------            --------            --------
                                                                             --------            --------            --------


For measurement purposes, a 9.5% annual rate of increase in cost of health care was assumed for fiscal 1996; the rate was assumed to decrease gradually to 5% by 2005 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing assumed health care cost by 1% in each year would increase the accumulated postretirement benefit obligation as of July 31, 1996 by $218,000 and the aggregate of the service and interest cost components of net periodic postretirement benefit cost by $33,000 for the year ended July 31, 1996. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8%.

11.  COMMITMENTS AND CONTINGENCIES

LEASES

The Company has various commitments under capital and operating leases through 2009 relating to computer hardware and software, its pharmaceutical manufacturing facility and warehouses in St. Louis, Missouri, its facility in the United Kingdom and administrative offices in Rockville, Maryland and St. Louis, Missouri.

Future minimum rentals as of July 31, 1996 under noncancellable leases are as follows:

                                                     Capital     Operating
     Year Ending July 31                             Leases        Leases
     -------------------                             ------        -------
          1997                                      $118,300    $   947,500
	  1998                                        19,200        923,600
          1999                                                      875,200
          2000                                                      798,700
          2001                                                      653,800
          Thereafter                                              1,659,600
                                                   ---------    -----------
                                                     137,500    $ 5,858,400
                                                                -----------
                                                                -----------
     Less amount representing
       interest (imputed at 10.5%)                   (20,400)
                                                    --------

     Capital lease obligations                       117,100

     Less current portion                             99,800
                                                    --------
     Long-term obligations                          $ 17,300
                                                    --------
                                                    --------

These future minimum rentals do not include CPI adjustments to which some of the leases are subject. The Company incurred rental expense of $818,800 in 1996, $773,400 in 1995 and $728,300 in 1994. During fiscal 1996 and 1995, the Company amortized $30,200 of lease incentives previously deferred in fiscal 1994 and prior (aggregating $226,600) which were received in connection with a lease for office space. These incentives are being amortized over the ten-year life of the respective lease. The schedule of operating lease payments does not include reimbursement of rent expense related to the sublease agreement for the corporate office facility discussed in Note 3 of the Notes to Consolidated Financial Statements.

SALE/LEASEBACK OF CORPORATE HEADQUARTERS BUILDING

In connection with the December 1988 sale of the Company's former corporate headquarters building in Bethesda, Maryland, the Company's obligations under the Leasehold Deed of Trust ("Ground Lease") were assigned to and assumed by the purchaser of the building. The Company remains contingently liable under the Ground Lease. The annual commitment under the Ground Lease aggregated $143,700 in 1996 (adjusted for increases in the Consumer Price Index) and extends until the year 2042.

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

EMPLOYEE CONTRACTS

The Company entered into agreements with certain key employees which provide for certain benefits should the employee be terminated within the term of the agreement for other than specified reasons. The Company also entered into agreements with certain other key employees which provide for certain benefits should the employee be terminated within a two year period subsequent to a change of control (as defined by the agreements) for other than specified reasons. Benefits to be provided under these agreements include continued life, disability, accident and health insurance coverage for a period of two years and a severance payment up to 200% of the employee's annual base compensation. Additionally, all stock options held by the employee become immediately exercisable and any restrictions on transfer of the Company's stock held by the employee shall lapse. These agreements began to expire in April 1996 through December 1996 and renew for one-year periods unless timely notice of non-renewal is given. The maximum contingent liability under these agreements at July 31, 1996 aggregates $1.3 million.

12.  CASH FLOWS

During fiscal 1995 and 1994, the Company entered into additional capital leases for more computer hardware related to the new management information system totalling $170,400 and $104,900 respectively. There was no such activity in fiscal 1996.


13.  INDUSTRY SEGMENT INFORMATION

The Company has no significant foreign operations and operates in one industry segment which includes the design, development, manufacture and sale of medical products and related services, with a major focus on safe and convenient participation by the patient in injection therapy.

Financial information relating to major customers and export sales follows:


Year Ended July 31                                                            1996                1995                1994
------------------                                                        -----------         -----------         -----------

Sales to major U.S. customers:
  U.S. Department of Defense                                              $14,299,000         $ 7,439,500         $ 5,669,000
  Center Laboratories, Inc.                                                11,171,900           9,756,700           8,325,200
  Bristol-Myers Squibb                                                        865,800           1,592,700           3,042,000
  Development Contracts                                                     2,282,200           2,264,700           2,862,700
  Other                                                                       918,800           1,237,500           2,172,200
                                                                          -----------         -----------         -----------
                                                                           29,537,800          22,291,100          22,071,100
                                                                          -----------         -----------         -----------
Export sales:
  Contract Sales to the
  Governments of Foreign
    Countries                                                               1,675,100           3,050,400           1,427,700
  Other                                                                       172,400             145,300           1,357,700
                                                                          -----------         -----------         -----------

Total net sales                                                           $31,385,200         $25,486,800         $24,856,500
                                                                          -----------         -----------         -----------
                                                                          -----------         -----------         -----------


 Substantially all export revenue consists of sales of automatic injectors to the Government of Israel and sales of medical devices, primarily
CardioBeepers, to a company in Israel during fiscal year 1994. The Company extends credit to domestic customers and generally requires a letter of credit for export sales.

14.  OTHER LIABILITIES AND ACCRUED EXPENSES

Included in other liabilities and accrued expenses at July 31, 1996 and 1995 are costs related to accrued employee compensation totalling $415,900 and $444,100 respectively.

15.  RELATED PARTY TRANSACTIONS

On April 15, 1996, Brunswick Biomedical Corporation ("BBC"), a privately held medical device company acquired 61.1% of the Company's outstanding stock. During the current year, the Company provided office space and certain administrative services to BBC at fair values which totalled $8,700 and were outstanding and unpaid at July 31, 1996. The Company also has an additional balance of $168,700 for costs incurred on behalf of BBC included in receivables which too is outstanding and unpaid as of July 31, 1996.

16.  QUARTERLY OPERATING RESULTS (UNAUDITED)
     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                            Quarter Ended
                                                                         ----------------------------------------------------
FISCAL YEAR 1996                                                          Oct 31         Jan 31         Apr 30         Jul 31
----------------                                                         -------        -------        -------        -------

Net sales                                                                $ 5,295        $ 8,569        $ 8,897        $ 8,624
Cost of sales                                                              3,515          6,187          6,731          5,995
                                                                         -------        -------        -------        -------
   Gross profit                                                            1,780          2,382          2,166          2,629

Operating expenses (1)                                                     1,491          1,629          1,516          2,047
                                                                         -------        -------        -------        -------

Operating income                                                             289            753            650            582
Other (expense) income, net                                                  (54)          (139)           (71)           (35)
									 -------        -------        -------        -------

Income before income taxes                                                   235            614            579            547
Provision for income taxes                                                    91            232            220            156
                                                                         -------        -------        -------        -------

Net income                                                                $  144         $  382        $   359        $   391
                                                                         -------        -------        -------        -------
                                                                         -------        -------        -------        -------

Net income per share                                                     $   .05        $   .12        $   .12        $   .12
                                                                         -------        -------        -------        -------
                                                                         -------        -------        -------        -------


FISCAL YEAR 1995                                                          Oct 31         Jan 31         Apr 30         Jul 31
----------------                                                         -------        -------        -------        -------

Net sales                                                                $ 4,967        $ 6,445        $ 5,592        $ 8,483
Cost of sales                                                              3,216          4,671          3,693          5,648
                                                                         -------        -------        -------        -------
   Gross profit                                                            1,751          1,774          1,899          2,835

Operating expenses (1)                                                     1,677          1,696          1,616          2,380
                                                                         -------        -------        -------        -------

Operating income                                                              74             78            283            455
Other (expense) income, net                                                  (33)           (41)           (44)           (62)
                                                                         -------        -------        -------        -------

Income before income taxes                                                    41             37            239            393
Provision for income taxes                                                    16             13             85            136
                                                                         -------        -------        -------        -------

Net income                                                               $    25        $    24        $   154        $   257
                                                                         -------        -------        -------        -------
                                                                         -------        -------        -------        -------

Net income per share                                                     $   .01        $   .01        $   .05        $   .08
                                                                         -------        -------        -------        -------
                                                                         -------        -------        -------        -------




(1) During the quarters ended July 31, 1996, October 31, 1995 and July 31, 1995, the Company recorded a restructuring charge of $227,800, $94,100 and $450,000, respectively, which increased operating expenses accordingly.

ITEM 8. CONTINUED:

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders
Survival Technology, Inc.


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) (1) and (2) on pages 44 and 45 present fairly, in all material respects, the financial position of Survival Technology, Inc. and its subsidiaries at July 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.






PRICE WATERHOUSE LLP

Washington, DC
October 3, 1996

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

The Company has never filed a Current Report on Form 8-K reporting a change of accountants because of a disagreement on any matter of accounting principles or practices or financial statement disclosure or otherwise.

                                    PART III

ITEMS 10. THROUGH 13.

Information required by Part III (Items 10 through 13) of this Form 10-K is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended July 31, 1996, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              FORM 8-K

(a) The following documents are filed with or incorporated by reference as part of this report:

     1.   Financial Statements:

          Consolidated Balance Sheets at July 31, 1996 and July 31, 1995

          Consolidated Statements of Income for the years ended July 31, 1996, July 31, 1995 and July 31, 1994.

          Consolidated Statements of Shareholders' Equity for the years ended July 31, 1996, July 31, 1995 and July 31, 1994.

          Consolidated Statements of Cash Flows for the years ended July 31, 1996, July 31, 1995 and July 31, 1994.

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

     3.   Exhibits:

Exhibit No.                  Description of Exhibit
-----------                  ----------------------

(2.1) Asset Purchase Agreement dated July 31, 1994 between Survival Technology, Inc. and Brunswick Biomedical Corporation. Incorporated by reference to Exhibit (2.1) to the Company's Annual Report on Form 10-K for the year ended July 31, 1994 (File No. 0-5958).

(2.2) Agreement and Plan of Merger dated September 11, 1996 between SurvivalTechnology, Inc. and Brunswick Biomedical Corporation. Incorporated byreference to Exhibit 6(a) to amendment No. 1 to
               Schedule 13D filed by Brunswick Biomedical Corporation dated September 13, 1996.

(3.1)          The Company's Bylaws (As Amended). Filed herewith.

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

(10.2.1) Revolving Credit Extension Agreement dated August 15, 1996 between Merrill Lynch Financial Business Services, Inc. and the Company. Filed herewith.

(10.3.1) Registration Rights Agreement dated September 14, 1990 made by the Company in favor of Robert E. Herzstein as Personal Representative of the Estate of Stanley J. Sarnoff. Incorporated by reference to Exhibit (10.2.3) to the Company's Annual Report on Form 10-K for the year ended July 31, 1990 (File No. 0-5958).

(10.3.2) Option Agreement dated September 14, 1990 made by the Company in favor of Robert E. Herzstein as Personal Representative of the Estate of Stanley J. Sarnoff. Incorporated by reference to Exhibit (10.2.2) to the Company's Annual Report and Form 10-K for the year ended July 31, 1990 (File No. 0-5958).

(10.3.3) Option Agreement Amendment dated September 14, 1993 made by the Company in favor of Robert E. Herzstein as Personal Representative of the Estate of Stanley J. Sarnoff. Incorporated by reference to Exhibit (10.3.3) to the Company's Annual Report and Form 10-K for the year ended July 31, 1994 (File No. 0-5958).

(10.4) Survival Technology, Inc., 1982 Stock Option Plan. Incorporated by reference to Exhibit (4.4) to Registration Statement No. 2-80908 on Form S-8. *

(10.5)         Survival Technology, Inc. 1986 Stock Option Plan (As Amended).
               Incorporated by reference to Exhibit (4.2) to Registration Statement No. 33-46981 on Form S-8. *

(10.6)         Contract SP0200-96-D-0001 dated October 27, 1995 between the U.
               S. Government (Defense Personnel Support Center) and the Company. Filed herewith (File No. 0-5958)

(10.6.1) Contract SP0200-96-D-0001 modification No. 8004 dated October 15, 1996 between the U.S. Government (Defense Personnel Support Center) and the Company. Filed herewith (File No. 0-5958).

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

(10.8.2) Supply Agreement dated August 3, 1993 between Survival Technology, Inc. and Wyeth-Ayerst Laboratories (A Division of American Home Products Corporation). Incorporated by reference to Exhibit (10.7.2) to the Company's Annual Report on Form 10-K for the year ended July 31, 1993 (File No. 0-5958).

(10.9) Loan Agreement dated April 16, 1991 between Syntex Laboratories, Inc. and the Company. Incorporated by reference to Exhibit (10.11.1) to the Company's Current Report on Form 8-K dated April 16, 1991 (File No. 0-5958).

(10.9.1) Agreement dated November 25, 1993 between Survival Technology, Inc. and Syntex Laboratories, Inc. with respect to the termination of the March 1, 1989 Manufacturing and Packaging Agreement. Incorporated by reference to Exhibit (10.9.2) to the Company's Annual Report on Form 10-K for the year ended July 31, 1993.

(10.10) Development, Manufacturing and Supply Agreement between Mylan Laboratories, Inc. and Survival Technology, Inc. dated August 31, 1993. Incorporated by reference to Exhibit (10.11) to the Company's Annual Report on Form 10-K for the year ended July 31, 1993 (File No. 0-5958).

(10.10.1)      Development, Manufacturing and Supply Amendment Agreement dated
               July 28, 1994 between Mylan Laboratories,Inc. and Survival
               Technology, Inc. Incorporated by reference to Exhibit (10.12.1) to the Company's Annual Report on Form 10-K for the year ended
               July 31, 1994.

(10.11) Lease Agreement dated August 26, 1991 between Pru Beta 2 and the Company. Incorporated by reference to Exhibit (10.12) to the Company's Annual Report on Form 10-K for the year ended July 31, 1991 (File No. 0-5958).

(10.12) Employment Agreement dated March 2, 1993 between James H. Miller and the Company. Incorporated by reference to Exhibit (10.13) to the Company's Annual Report on Form 10-K for the year ended
               July 31, 1993 (File No. 0-5958). *

(10.12.1)      Employment Agreement dated January 28, 1994 between Jeffrey W.
               Church and the Company.  Incorporated by reference to Exhibit
               (10.14.1) to the Company's Annual Report on Form 10-K for the year ended July 31, 1994. (File No. 0-5958). *

(10.12.2)      Employment Agreement dated January 28, 1994 between Glenn F.
               Wickes and the Company.  Incorporated by reference to Exhibit
               (10.14.2) to the Company's Annual Report on Form 10-K for the year ended July 31, 1994 (File No. 0-5958). *

(10.12.3)      Change in Control Agreement dated January 10, 1996 between Mark
	       D. Ruby and the Company.  Filed herewith. *

(10.13) Commitment letter dated May 4, 1995 between The CIT Group/ Equipment Financing, Inc. and the Company. Incorporated by reference to Exhibit (10.15) to the Company's Annual Report on Form 10-K for the year ended July 31, 1995 (File No. 0-5958).

(10.14)        Letter dated March 15, 1996 from Brunswick Biomedical
               Corporation.   Incorporated by reference to Exhibit (10) to Form
               8-K dated March 19, 1996.

(22) A list of the Company's subsidiaries is not provided because they, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as of the end of the year covered by this report.

(24)           Consent of Independent Accountants.  Filed herewith.

* Management contract, compensatory plan or arrangement.

(b)            Reports on Form 8-K:

               There were no Current Reports on Form 8-K filed by the Registrant during the three months ended July 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SURVIVAL TECHNOLOGY, INC.
                                        -------------------------
                                               (Registrant)

					By /S/JAMES H. MILLER
                                           ---------------------
                                           James H. Miller
                                           Chairman of the Board
                                           President & CEO

Dated: October 22, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


/S/JAMES H. MILLER             Chairman of the Board            October 22, 1996
------------------             President and Director
   James H. Miller             (Principal Executive Officer)

/S/JEFFREY W. CHURCH           Senior Vice President, Finance   October 22, 1996
--------------------           (Principal Financial and
   Jeffrey W. Church           Accounting Officer)

/S/BRUCE M. DRESNER            Director                         October 22, 1996
-------------------
   Bruce M. Dresner

/S/ROBERT G. FOSTER            Director                         October 22, 1996
-------------------
   Robert G. Foster

/S/DAVID L. LOUGEE             Director                         October 22, 1996
------------------
   David L. Lougee

/S/E. ANDREWS GRINSTEAD, III   Director                         October 22, 1996
----------------------------
   E. Andrews Grinstead, III

                          FINANCIAL STATEMENT SCHEDULES


                                                                      SCHEDULE V

                            SURVIVAL TECHNOLOGY, INC.
                             PROPERTY AND EQUIPMENT



                                      Balance at                                                                  Balance at
                                      Beginning       Additions                                                   at End
Classification                        of Period         at Cost       Retirements    Dispositions   Transfers     of Period
--------------                        ---------       ---------       -----------    ------------   ---------     ----------

For the year ended
   July 31, 1994
------------------
Furniture and equipment                $12,252,800     $  515,600      $             $ (274,600)(1) $1,629,800    $14,123,600
Leasehold improvements                   2,766,900         70,600                                      563,300      3,400,800
Construction in progress                 3,001,800      2,586,600                                   (2,193,100)     3,395,300
                                       -----------     ----------      ---------     ----------     ----------    -----------
                                       $18,021,500     $3,172,800      $   -0-       $ (274,600)    $    -0-      $20,919,700
                                       -----------     ----------      ---------     ----------     ----------    -----------
                                       -----------     ----------      ---------     ----------     ----------    -----------


For the year ended
   July 31, 1995
------------------
Furniture and equipment                $14,123,600     $  512,500      $             $ (136,200)    $  889,100    $15,389,000
Leasehold improvements                   3,400,800          5,700                                    2,213,300      5,619,800
Construction in progress                 3,395,300      3,279,600                                   (3,102,400)     3,572,500
                                       -----------     ----------      ---------     ----------     ----------    -----------
                                       $20,919,700     $3,797,800       $   -0-      $ (136,200)    $    -0-      $24,581,300
                                       -----------     ----------      ---------     ----------     ----------    -----------
				       -----------     ----------      ---------     ----------     ----------    -----------


For the year ended
   July 31, 1996
-------------------
Furniture and equipment                $15,389,000     $   43,500      $             $ (371,900)    $2,635,900    $17,696,500
Leasehold improvements                   5,619,800                                                   1,107,000      6,726,800
Construction in progress                 3,572,500      2,294,500                                   (3,742,900)     2,124,100
                                       -----------     ----------      ---------     ----------     ----------    -----------
                                       $24,581,300     $2,338,000      $   -0-       $ (371,900)    $    -0-      $26,547,400
                                       -----------     ----------      ---------     ----------     ----------    -----------
                                       -----------     ----------      ---------     ----------     ----------    -----------


(1) Includes $94,100 of Medical Device equipment sold to Brunswick Biomedical Corporation

                                                                     SCHEDULE VI


                            SURVIVAL TECHNOLOGY, INC.
                    ACCUMULATED DEPRECIATION AND AMORTIZATION
                            OF PROPERTY AND EQUIPMENT



                                                                      Additions
                                                       Balance at     Charged to                                  Balance
                                                       Beginning      Cost and                                    at End
Classification                                         of Period      Expenses      Retirements   Dispositions    of Period
--------------                                        ----------      ---------     -----------   -----------     ---------
For the year ended
  July 31, 1994
------------------
Furniture and equipment                                $5,976,700     $  819,300    $             $   (171,500)   $ 6,624,500
Leasehold improvements                                  2,244,000        158,500                                    2,402,500
                                                      -----------     ----------    -----------   ------------    -----------
                                                       $8,220,700     $  977,800    $    -0-      $   (171,500)   $ 9,027,000
                                                      -----------     ----------    -----------   ------------    -----------
                                                      -----------     ----------    -----------   ------------    -----------


For the year ended
  July 31, 1995
------------------
Furniture and equipment                                $6,624,500     $1,228,000    $             $   (136,200)   $ 7,716,300
Leasehold improvements                                  2,402,500        253,600                                    2,656,100
                                                      -----------     ----------    -----------   ------------    -----------
                                                       $9,027,000     $1,481,600    $    -0-      $   (136,200)   $10,372,400
                                                      -----------     ----------    -----------   ------------    -----------
                                                      -----------     ----------    -----------   ------------    -----------


For the year ended
  July 31, 1996
------------------
Furniture and equipment                               $ 7,716,300     $1,405,400    $             $   (332,300)   $ 8,789,400
Leasehold improvements                                  2,656,100        286,900                                    2,943,000
                                                      -----------     ----------    -----------   ------------    -----------
                                                      $10,372,400     $1,692,300    $             $   (332,300)   $11,732,400
                                                      -----------     ----------    -----------   ------------    -----------
                                                      -----------     ----------    -----------   ------------    -----------


                                                                   SCHEDULE VIII


			    SURVIVAL TECHNOLOGY, INC.
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



                                                                           Additions
                                                       Balance at          Charged to                              Balance
                                                       Beginning           Costs and          Write-off            at End
                                                       of Period           Expenses           Deductions           of Period
                                                       ----------          ----------         ----------           ---------

For the year ended
  July 31, 1994
------------------
Allowance for doubtful accounts                        $  177,500          $   31,100         $   178,600          $   30,000
                                                       ----------          ----------         -----------          ----------
                                                       ----------          ----------         -----------          ----------

Inventory reserves                                     $  235,900          $   82,000         $    40,100          $  277,800
                                                       ----------          ----------         -----------          ----------
                                                       ----------          ----------         -----------          ----------



For the year ended
  July 31, 1995
------------------
Allowance for doubtful accounts                        $   30,000          $  144,300         $   161,300          $   13,000
                                                       ----------          ----------         -----------          ----------
                                                       ----------          ----------         -----------          ----------

Inventory reserves                                     $  277,800          $  308,400         $   355,900          $  230,300
                                                       ----------          ----------         -----------          ----------
                                                       ----------          ----------         -----------          ----------



For the year ended
  July 31, 1996
------------------
Allowance for doubtful accounts                        $   13,000          $   48,600         $    16,600          $   45,000
                                                       ----------          ----------         -----------          ----------
                                                       ----------          ----------         -----------          ----------

Inventory reserves                                     $  230,300          $  297,900         $    90,700          $  437,500
                                                       ----------          ----------         -----------          ----------
                                                       ----------          ----------         -----------          ----------


                            SURVIVAL TECHNOLOGY, INC.
                                  EXHIBIT INDEX
				    FORM 10-K
                     FOR THE FISCAL YEAR ENDED JULY 31, 1995


Exhibit No.                  Description of Exhibit
-----------                  ----------------------

(2.1) Asset Purchase Agreement dated July 31, 1994 between Survival Technology, Inc. and Brunswick Biomedical Corporation. Incorporated by reference to Exhibit (2.1) to the Company's Annual Report on Form 10-K for the year ended July 31, 1994 (File No. 0-5958).

(2.2) Agreement and Plan of Merger dated September 11, 1996 between Survival Technology, Inc. and Brunswick Biomedical Corporation. Incorporated by reference to Exhibit 6(a) to amendment No. 1 to
               Schedule 13D filed by Brunswick Biomedical Corporation dated September 13, 1996.

(3.1)          The Company's Bylaws (As Amended). Filed herewith.

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

(10.2.1) Revolving Credit Extension Agreement dated August 15, 1996 between Merrill Lynch Financial Business Services, Inc. and the Company. Filed herewith.

(10.3.1) Registration Rights Agreement dated September 14, 1990 made by the Company in favor of Robert E. Herzstein as Personal Representative of the Estate of Stanley J. Sarnoff. Incorporated by reference to Exhibit (10.2.3) to the Company's Annual Report on Form 10-K for the year ended July 31, 1990 (File No. 0-5958).

(10.3.2) Option Agreement dated September 14, 1990 made by the Company in favor of Robert E. Herzstein as Personal Representative of the Estate of Stanley J. Sarnoff. Incorporated by reference to Exhibit (10.2.2) to the Company's Annual Report and Form 10-K for the year ended July 31, 1990 (File No. 0-5958).

(10.3.3) Option Agreement Amendment dated September 14, 1993 made by the Company in favor of Robert E. Herzstein as Personal Representative of the Estate of Stanley J. Sarnoff. Incorporated by reference to Exhibit (10.3.3) to the Company's Annual Report and Form 10-K for the year ended July 31, 1994 (File No. 0-5958).

(10.4) Survival Technology, Inc., 1982 Stock Option Plan. Incorporated by reference to Exhibit (4.4) to Registration Statement No. 2-80908 on Form S-8. *

(10.5)         Survival Technology, Inc. 1986 Stock Option Plan (As Amended).
               Incorporated by reference to Exhibit (4.2) to Registration Statement No. 33-46981 on Form S-8. *

(10.6)         Contract SP0200-96-D-0001 dated October 27, 1995 between the U.
               S. Government (Defense Personnel Support Center) and the Company. Filed herewith (File No. 0-5958)

(10.6.1) Contract SP0200-96-D-0001 modification No. 8004 dated October 15, 1996 between the U.S. Government (Defense Personnel Support Center) and the Company. Filed herewith (File No. 0-5958).

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

(10.8.2) Supply Agreement dated August 3, 1993 between Survival Technology, Inc. and Wyeth-Ayerst Laboratories (A Division of American Home Products Corporation). Incorporated by reference to Exhibit (10.7.2) to the Company's Annual Report on Form 10-K for the year ended July 31, 1993 (File No. 0-5958).

(10.9)         Loan Agreement dated April 16, 1991 between Syntex Laboratories,
               Inc. and the   Company.  Incorporated by reference to Exhibit
               (10.11.1) to the Company's    Current Report on Form 8-K dated
               April 16, 1991 (File No. 0-5958).

(10.9.1) Agreement dated November 25, 1993 between Survival Technology, Inc. and Syntex Laboratories, Inc. with respect to the termination of the March 1, 1989 Manufacturing and Packaging Agreement. Incorporated by reference to Exhibit (10.9.2) to the Company's Annual Report on Form 10-K for the year ended July 31, 1993.

(10.10) Development, Manufacturing and Supply Agreement between Mylan Laboratories, Inc. and Survival Technology, Inc. dated August 31, 1993. Incorporated by reference to Exhibit (10.11) to the Company's Annual Report on Form 10-K for the year ended July 31, 1993 (File No. 0-5958).

(10.10.1)      Development, Manufacturing and Supply Amendment Agreement dated
               July 28, 1994 between Mylan Laboratories,Inc. and Survival
               Technology, Inc. Incorporated by reference to Exhibit (10.12.1) to the Company's Annual Report on Form 10-K for the year ended
               July 31, 1994.

(10.11) Lease Agreement dated August 26, 1991 between Pru Beta 2 and the Company. Incorporated by reference to Exhibit (10.12) to the Company's Annual Report on Form 10-K for the year ended July 31, 1991 (File No. 0-5958).

(10.12) Employment Agreement dated March 2, 1993 between James H. Miller and the Company. Incorporated by reference to Exhibit (10.13) to the Company's Annual Report on Form 10-K for the year ended July 31, 1993 (File No. 0-5958). *

(10.12.1)      Employment Agreement dated January 28, 1994 between Jeffrey W.
               Church and the Company.  Incorporated by reference to Exhibit
               (10.14.1) to the Company's Annual Report on Form 10-K for the year ended July 31, 1994. (File No. 0-5958). *

(10.12.2)      Employment Agreement dated January 28, 1994 between Glenn F.
               Wickes and the Company.  Incorporated by reference to Exhibit
               (10.14.2) to the Company's Annual Report on Form 10-K for the year ended July 31, 1994 (File No. 0-5958). *

 .
(10.12.3)      Change in Control Agreement dated January 10, 1996 between Mark
               D. Ruby and the Company.  Filed herewith. *

(10.13) Commitment letter dated May 4, 1995 between The CIT Group/ Equipment Financing, Inc. and the Company. Incorporated by reference to Exhibit (10.15) to the Company's Annual Report on Form 10-K for the year ended July 31, 1995 (File No. 0-5958).

(10.14)        Letter dated March 15, 1996 from Brunswick Biomedical
               Corporation.   Incorporated by reference to Exhibit (10) to Form
               8-K dated March 19, 1996.

(22) A list of the Company's subsidiaries is not provided because they, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as of the end of the year covered by this report.

(24)           Consent of Independent Accountants.  Filed herewith.

* Management contract, compensatory plan or arrangement.

(b)            Reports on Form 8-K:
               There were no Current Reports on Form 8-K filed by the Registrant during the three months ended July 31, 1996.