Form 10-Q
period 1996-10-31
MERIDIAN MEDICAL TECHNOLOGIES INC
filed 1996-12-16
CIK 95676

                                   FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

(MARK ONE)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended OCTOBER 31, 1996

                                        OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------     -------------------------

Commission file number 0-5958
                       ------

                         MERIDIAN MEDICAL TECHNOLOGIES, INC.
------------------------------------------------------------------------------
                 (Exact name of Registrant as specified in its charter)

             DELAWARE                                   52-0898764
-------------------------------------    ------------------------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification Number)

10240 OLD COLUMBIA ROAD, COLUMBIA, MARYLAND                         21046
-------------------------------------------                        --------
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:               410-309-6830
                                                                  ------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                CLASS                          OUTSTANDING AT OCTOBER 31, 1996
-------------------------------------          -------------------------------

COMMON STOCK, $.10 PAR VALUE                          3,097,953 SHARES

                         MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                      FORM 10-Q
                        FOR THE QUARTER ENDED OCTOBER 31, 1996


PART I. FINANCIAL INFORMATION                                          PAGE NO.
-----------------------------                                          --------

ITEM 1. Financial Statements (Unaudited)

     Consolidated Condensed Balance Sheets as of
       October 31, 1996 and July 31, 1996  . . . . . . . . . . . . .         4

     Consolidated Condensed Statements of Income
       for the Three Months Ended October 31,
       1996 and 1995 . . . . . . . . . . . . . . . . . . . . . . . .         6

     Consolidated Condensed Statements of Cash Flows
       for the Three Months Ended October 31, 1996
       and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . .         7

     Notes to Consolidated Condensed Financial
       Statements  . . . . . . . . . . . . . . . . . . . . . . . . .         9


ITEM 2. Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . . . . . . . .        12


PART II. OTHER INFORMATION
--------------------------

ITEM 2.  Changes in Securities . . . . . . . . . . . . . . . . . . .        17

ITEM 4.  Submission of Matters to a Vote of Security
         Holders . . . . . . . . . . . . . . . . . . . . . . . . . .        17

ITEM 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . .        18

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        22

                         MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                      FORM 10-Q
                        FOR THE QUARTER ENDED OCTOBER 31, 1996


Certain statements in this Quarterly Report on Form 10-Q are forward-looking and are identified by the use of forward-looking words or phrases such as ,"believes," "expects," is or are "expected," "anticipates," "anticipated," and words of similar import. These forward-looking statements are based on the Company's current expectations. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. In addition to the factors discussed generally herein, among the factors that could cause results to differ materially from current expectations are: (i) any failure to comply with covenants in the Company's financing arrangement; (ii) the general economic and competitive markets and countries where the Company and its subsidiaries offer products and services;
(iii) changes in capital availability or costs; (iv) fluctuations in demand for certain of the Company's products, including changes in government procurement policy; (v) the continued commitment of customers and strategic partners to the Company's products and programs; (vi) technological challenges associated with the development and manufacture of current and anticipated products; (vii) commercial acceptance of auto-injectors and new products and competitive pressure from traditional and new drug delivery methods and medical devices; and (viii) delays, costs and uncertainties associated with government approvals required to market new drugs and medical devices.

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. Financial Statements

                           MERIDIAN MEDICAL TECHNOLOGIES, INC.
                          CONSOLIDATED CONDENSED BALANCE SHEETS

                                                  October 31,         July 31,
                                                     1996               1996
                                                  (unaudited)         (audited)
                                                  -----------         ---------
ASSETS
CURRENT ASSETS:
     Cash                                         $   270,700     $    122,800
     Receivables                                    4,732,600        7,332,300
     Inventories                                    4,431,200        4,988,800
     Prepaid expenses and other assets              1,196,200          752,400
     Deferred income taxes                          1,217,500        1,217,500
                                                  -----------     ------------
        Total current assets                       11,848,200       14,413,800
                                                  -----------     ------------

FIXED ASSETS                                       27,047,300       26,547,400
     Less accumulated depreciation                 12,167,600       11,732,400
                                                  -----------     ------------
                                                   14,879,700       14,815,000
                                                  -----------     ------------
PATENTS AND LICENSES, AT COST LESS
  AMORTIZATION OF $720,100 AND $675,100             1,812,200        1,848,400
OTHER NONCURRENT ASSETS                                 2,000            7,800
                                                  -----------      -----------
                                                  $28,542,100      $31,085,000
                                                  -----------      -----------
                                                  -----------      -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Note payable to bank                         $   629,200      $ 3,875,400
     Note payable to Syntex                           388,400          588,400
     Current portion of long-term debt                545,500          516,800
     Accounts payable                               2,600,800        2,240,700
     Customer deposits                                715,800          736,000
     Restructuring reserve                            570,200          640,400
     Other liabilities and accrued expenses         1,482,300        1,611,900
                                                  -----------      -----------
        Total current liabilities                   6,932,200       10,209,600

OTHER LONG-TERM DEBT                                1,182,100        1,184,300
OTHER NONCURRENT LIABILITIES                          652,600          616,500
DEFERRED INCOME TAXES                               1,605,500        1,605,500
                                                  -----------      -----------
     Total liabilities                             10,372,400       13,615,900
                                                  -----------      -----------

SHAREHOLDERS' EQUITY:
  Common stock, $.10 par value;
   10,000,000 shares authorized;
   3,097,950 and 3,091,700 issued
   and outstanding                                    309,800          309,100
  Paid-in capital in excess of par value            5,156,600        5,114,700
  Retained earnings                                12,703,300       12,045,300
                                                  -----------      -----------
     Total shareholders' equity                    18,169,700       17,469,100
                                                  -----------      -----------

                                                  $28,542,100      $31,085,000
                                                  -----------      -----------
                                                  -----------      -----------

See accompanying Notes to Consolidated Condensed Financial Statements.

                         MERIDIAN MEDICAL TECHNOLOGIES, INC.
                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                       (UNAUDITED)

                                                       Three Months Ended
                                                           October 31,
                                                 ---------------------------
                                                      1996           1995
                                                      ----           ----
Net sales                                         $ 9,256,500    $ 5,294,900

Cost of sales                                       5,931,600      3,514,600
                                                  -----------    -----------
     GROSS PROFIT                                   3,324,900      1,780,300
                                                  -----------    -----------
Selling, general, and administrative
  expenses                                          1,246,400        804,200
Research and development expenses                     508,500        171,700
Depreciation and amortization expenses                483,600        421,200
Restructuring charge                                                  94,000
                                                  -----------     ----------
                                                    2,238,500      1,491,100
                                                  -----------     ----------

     OPERATING INCOME                               1,086,400        289,200
                                                  -----------     ----------

Other (expense) income:
  Interest expense                                    (60,400)      (120,600)
  Other income                                         47,300         66,200
                                                  -----------      ---------
                                                      (13,100)       (54,400)
                                                  -----------      ---------

Income before income taxes                          1,073,300        234,800

Provision for income taxes                            415,000         90,400
                                                  -----------      ---------


NET INCOME                                        $   658,300     $  144,400
                                                  -----------     ----------
                                                  -----------     ----------


NET INCOME PER COMMON SHARE                              $.21           $.05
                                                         ----           ----
                                                         ----           ----


AVERAGE NUMBER OF SHARES OUTSTANDING                3,129,200       3,109,000
                                                  -----------     -----------

See accompanying Notes to Consolidated Condensed Financial Statements.

                         MERIDIAN MEDICAL TECHNOLOGIES, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                  THREE MONTHS ENDED
                                                      OCTOBER 31
                                                --------------------------
                                                    1996            1995
                                                    ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                    $658,300          $144,400
  Adjustments to reconcile net income
    to net cash provided by
    operating activities:
     Depreciation and amortization               483,600           421,200
     Gain on fixed asset disposal                 (1,900)          (13,600)
     Deferred lease incentives                    (7,600)           (7,600)
     Decrease in receivables                   2,599,700           988,900
     Decrease (increase) in inventories          557,600        (1,353,000)
     Increase in prepaid expenses
       and other assets                         (443,800)          (45,500)
     Increase in accounts payable                360,100           431,900
     (Decrease) in customer deposits             (20,200)          (12,500)
     (Decrease) increase in
       restructuring reserve                     (70,200)           73,200
     Decrease in other liabilities
      and accrued expenses                      (129,600)         (155,500)
                                              ----------       -----------
       Net cash provided by
        operating activities                   3,986,000           471,900
                                              ----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                     (497,900)         (464,300)
  Proceeds from sale of fixed assets               2,000            36,700
  Purchases of patents and licenses               (8,800)          (10,400)
  Increase in other noncurrent
    liabilities                                   43,700            43,800
                                              ----------       -----------
       Net cash used for investing
        activities                              (461,000)         (394,200)
                                              ----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  (Payments) proceeds on note payable to bank (3,246,200)            4,600
  Payments on note payable to Syntex            (200,000)         (200,000)
  Proceeds on other long-term debt               146,300
  Payments on other long-term debt              (119,800)         (130,500)
  Decrease in deferred revenue                                    (250,000)
  Sale of common stock                            42,600             7,900
                                              ----------       -----------




       Net cash used for financing
       activities                             (3,377,100)         (568,000)
                                              ----------       -----------
NET INCREASE (DECREASE) IN CASH                  147,900          (490,300)
CASH AT BEGINNING OF PERIOD                      122,800           503,600
                                              ----------       -----------
CASH AT END OF PERIOD                        $   270,700        $   13,300
                                              ----------       -----------
                                              ----------       -----------


   See accompanying Notes to Consolidated Condensed Financial Statements.

                         MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                      FORM 10-Q
                        FOR THE QUARTER ENDED OCTOBER 31, 1996

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     A. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of October 31, 1996, the results of its operations and cash flows for the three-month periods ended October 31, 1996 and 1995. The results of operations for the three-month period ended October 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1997.

     B. The significant accounting principles and practices followed by the Company are set forth in Note 1 of the Notes to Consolidated Financial Statements in the Survival Technology, Inc. Annual Report on Form 10-K for the year ended July 31, 1996.

     C.   Inventories consisted of the following:

                                                  OCTOBER 31,     JULY 31,
                                                     1996          1996
                                                     ----          ----

     Components and subassemblies                 $3,192,600    $2,968,600
     Material, labor and overhead
          costs in process                         1,088,800     1,401,900
     Finished goods                                  792,100     1,055,800
                                                  ----------   -----------
                                                   5,073,500     5,426,300
     Inventory reserve                              (642,300)     (437,500)
                                                  ----------   -----------
         Total                                    $4,431,200    $4,988,800


     D. In fiscal 1995, a restructuring plan was approved by the Company's Board of Directors resulting in a $450,000 charge against earnings for the relocation of its corporate office. As part of this plan, the Company initiated certain organizational changes during fiscal 1996 resulting in additional charges related to severance benefits provided to certain employees terminated during fiscal 1996.

        The following table sets forth the Company's restructuring reserve as of October 31, 1996:

                                RESTRUCTURING RESERVE
                                ---------------------

                                     RELOCATION         EMPLOYEE
                                   OF FACILITIES       SEPARATIONS      TOTAL
                                   -------------       -----------      -----
Reserve as of July 31, 1995         $   450,000                      $ 450,000
Restructuring of operations                               321,900      321,900
Cash payments                            (7,200)         (124,300)    (131,500)
                                    -----------         ---------     --------
Reserve as of July 31, 1996             442,800           197,600      640,400
Cash payments                                __           (70,200)     (70,200)
                                    -----------         ---------    ---------
Reserve as of October 31, 1996        $ 442,800         $ 127,400    $ 570,200
                                    -----------         ---------    ---------
                                    -----------         ---------    ---------

                         MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                      FORM 10-Q
                        FOR THE QUARTER ENDED OCTOBER 31, 1996

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


        In October 1996, the Company signed a letter of intent to sublease its corporate office space in Rockville, Maryland and entered into a new lease in Columbia, Maryland for the relocation of the corporate headquarters. The reserve balance for the relocation of facilities at October 31, 1996 is sufficient to cover both the moving costs and the lease rate differential on the sublease. The Company moved its corporate headquarters in December 1996.

     E. As previously reported, on November 20, 1996, Brunswick
        Biomedical Corporation ("Brunswick"), the holder of approximately 61.1% of the outstanding shares of the Company's outstanding common stock, merged with and into the Company in accordance with the terms of an Agreement and Plan of Merger dated as of September 11, 1996. Additional information regarding the merger is set forth in the Company's proxy statement dated October 30, 1996 and Current Report on Form 8-K dated December 5, 1996.

                         MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                      FORM 10-Q
                        FOR THE QUARTER ENDED OCTOBER 31, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE QUARTER IN REVIEW

On November 20, 1996, the shareholders of Survival Technology, Inc., ("STI" or the "Company") approved a plan of merger with Brunswick Biomedical Corporation ("Brunswick") forming Meridian Medical Technologies, Inc. First quarter results reflect the operations of the Company without giving effect to the merger. Although the Company is the surviving corporation of the merger as a legal matter, the merger is treated as a purchase of the Company by Brunswick for financial accounting purposes. As a result, the Company's assets and liabilities will be revalued to their respective fair values and Brunswick's historical financial statements will reflect the combined operations of the Company and Brunswick after November 20, 1996. The Company will retain its fiscal year end as July 31.

The Company reported net income of $658,300 ($0.21 per share) on sales of $9.3 million for the first quarter of its fiscal year 1997. This represents a 356% increase in net income and a 75% increase in sales when compared to the net income of $144,400 ($0.05 per share) on sales of $5.3 million reported in the same period last year.

Revenues increased $4 million during the current quarter on the strength of higher U.S. and international military product and commercial auto-injector sales. Military product sales increased $2 million (95 percent) to $4.1 million due to continued deliveries to the U.S. Department of Defense of the new Diazepam auto-injector launched last year coupled with the expansion of military auto-injector sales into new international markets. During the first quarter, the Company also signed supply agreements with two allied governments for military auto-injector products. Revenue from these contracts are expected to aggregate an additional $4 million in fiscal 1997.

Commercial sales improved by $2 million (61 percent) during the first quarter on the strength of auto-injector sales to Center Laboratories, Inc., the Company's exclusive distributor for the EpiPen-Registered Trademark- and Epi E-Z Pen-TM- auto-injectors, and revenues generated from a new auto-injector development and supply agreement with a major multi-national

                         MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                      FORM 10-Q
                        FOR THE QUARTER ENDED OCTOBER 31, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

pharmaceutical company signed during the first quarter. This agreement contributed revenue of approximately $675,000 during the quarter and is expected to generate additional revenue of $1.5 million over the remainder of fiscal 1997. Sales of the Company's EpiPen and Epi E-Z Pen auto-injectors increased $942,700 during the first quarter. This favorable sales trend is due primarily to sales of the new Epi E-Z Pen, launched in March 1996, coupled with Center's expanded marketing efforts in the U.S.

Gross margins were 36% for the quarter ended October 31, 1996 compared to 33% in the comparable prior year period and 29% for the fiscal year ended July 31, 1996. This improvement is attributable to higher sales coupled with overhead cost reductions implemented in the first quarter of fiscal 1997.

Operating expenses increased by $747,400 (50%) due to higher levels of expenditures associated with the development of the Company's new generation auto-injector products as well as higher bad debt expense associated with a receivable balance in dispute.

Other expenses decreased $41,300 in the first quarter of fiscal 1997 when compared with the same period in fiscal 1996 due primarily to lower interest expense. Improved cash flow from operations contributed to lower levels of bank borrowing during the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

During the current quarter, the Company had a $5 million line of credit agreement ("Agreement") with Merrill Lynch Business Financial Services Inc. ("MLBFS"). Outstanding borrowings under the Agreement totalled $629,200 at October 31, 1996 The interest rate charged by MLBFS was the 30-day commercial paper rate as published in the Wall Street Journal plus 265 basis points. The Agreement placed a $5 million limit on capital expenditures in any one fiscal year which aggregated $497,900 for the quarter ended October 31, 1996.

At the effective time of the merger ("Effective Time"), the Company assumed Brunswick's indebtedness under a senior bridge loan of $11 million, a subordinated promissory note ("Note") of $4.7 million, and a subordinated loan ("Subordinated Loan") of $1 million. At the Effective Time, the senior bridge loan converted into a $10 million term loan ("Term Loan") and $1 million of the outstanding principal amount was

                         MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                      FORM 10-Q
                        FOR THE QUARTER ENDED OCTOBER 31, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

repaid. In addition, the lenders of the senior bridge loan made available to the Company a $5 million revolving credit loan, a portion of which was used to discharge the Company's existing debt under the MLBFS Agreement. The Company expects to rely on its revolving credit loan to satisfy its working capital and capital expenditure requirements.

The Term Loan and the revolving credit loan bear interest at a variable rate equal to the Federal Funds Rate plus 2% and the Federal Funds Rate plus 1.75%, respectively. These loans are secured by substantially all of the assets of the Company and will mature on the fifth anniversary of the Effective Time. Quarterly principal payments on the Term Loan will be required in scheduled amounts ranging from $500,000 to $750,000, and mandatory prepayments of 75% of the Company's excess cash flow will be required on an annual basis. Financial covenants under the Term Loan and the revolving credit loan will require the Company to maintain certain levels of net worth and debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratios while limiting the Company's capital expenditures made in any one fiscal year.

The Note matures on the fifth anniversary of the Effective Time and bears interest at the rate of 12% per annum through April 15, 1998 and 13% thereafter. Through April 30, 1998, accrued interest will be compounded and be added to principal. Thereafter, accrued interest is payable quarterly in arrears. Principal under the Note is payable in one payment on the maturity date. The Company may only prepay the Note after repaying all senior indebtedness, including the Term Loan and the revolving credit loan, or with the consent of the senior lender. The Company is obligated to prepay the Note, subject to the rights of the senior debt, upon obtaining certain additional debt and equity financings to the extent of the net cash proceeds from such financings.

The Subordinated Loan matures on the same day as the Note and bears interest at the same rate as the Note. Principal of the Subordinated Loan is payable in seven consecutive quarterly installments of $125,000 beginning on April
30, 1999, with one final payment payable on the maturity date. The Subordinated Loan may be prepaid only after satisfaction of the Term Loan, the revolving credit loan and the Note, or with the consent of the senior lender. The Company is obligated to prepay the Subordinated Loan, subject to the rights of the senior lender, upon obtaining certain additional debt and equity financings to the extent of the net cash proceeds from such financings.

                         MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                      FORM 10-Q
                        FOR THE QUARTER ENDED OCTOBER 31, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company has a Loan Agreement pursuant to which Syntex Laboratories, Inc. agreed to lend $5.4 million to the Company to finance working capital requirements and capital expenditures designed to increase the production capacity of the Company's Cartrix-TM- syringe system. The outstanding loan balance bears interest at the same rate of interest the Company pays on its current commercial line of credit facility. Principal payments continued for the calendar quarter ended September 30, 1996 at the minimum of $200,000 per quarter reducing the outstanding loan balance to $388,400 at October 31, 1996.

To assist in the Company's previously reported capital investment program, the Company entered into a loan agreement with The CIT Group/Equipment Financing, Inc. ("CIT") in May 1995. This arrangement will consist of a series of loans for the acquisition of production molds, high speed component preparation and filling equipment and facility renovations not to exceed a maximum aggregate of $3 million. Loan proceeds to date totalled $1.7 million of which $1.3 million was outstanding at October 31, 1996 at a weighted average interest rate of 8.8%.

Although management believes that the Company should be able to service its indebtedness and comply with the financial convenants of the Term Loan, management recognizes that the Company must achieve higher operating results, obtain external financing through strategic partners or alliances with entities interested in and with the resources to support the Company's research programs and activities and/or obtain additional equity financing. No assurances can be given that the Company will be successful in achieving higher operating results, finding strategic partners or alliances, or raising additional capital.

BALANCE SHEET REVIEW

Working capital was $4,916,000 at October 31, 1996 compared with $4,204,200 at July 31, 1996 representing an increase of $711,800 (17%). This increase resulted primarily from a significant decline in short-term borrowings under the Company's credit facility with MLBFS.

Cash provided by operating activities aggregated approximately $4 million for the quarter ended October 31, 1996. Receivables decreased $2.6 million (35%) during the current quarter from the liquidation of fiscal 1996 year end receivables coupled with improved collection procedures. Inventories decreased $557,600 (11%) due to the completion of shipments

                         MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                      FORM 10-Q
                        FOR THE QUARTER ENDED OCTOBER 31, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

under DoD orders in September 1996 for the new Diazepam auto-injector launched in fiscal 1996. In addition, the Company has implemented several programs designed to lower on-hand inventory levels, which has improved cash flow.

During the current quarter, note payable to bank decreased $3.2 million due to liquidation of high fiscal year 1996 receivable balances coupled with improved collection efforts associated with first quarter product deliveries. Note payable to Syntex decreased $200,000 in line with scheduled quarterly payments discussed above under "Liquidity and Capital Resources."

Capital expenditures aggregated $497,900 during the first quarter of fiscal 1997 which consisted primarily of improvements designed to automate and validate current production processes at the Company's St. Louis manufacturing facility. In addition to capital expenditures required to automate the Company's aseptic filling, assembly and final packaging processes and to fund new product development, the Company expects to incur additional expenditures to introduce new and expand existing product lines acquired from Brunswick. The Company's working capital following the merger plus the revenue from sales of existing products may not be sufficient to meet such capital expenditures as presently structured. Management recognizes that the Company must generate additional resources, whether through internal or external sources, to meet its objectives or consider modifications or reductions to its programs. Shareholder's equity increased $700,600 on the strength of net income ($658,300) in the quarter ended October 31, 1996 coupled with the issuance of stock under employee stock options.

                         MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                      FORM 10-Q
                        FOR THE QUARTER ENDED OCTOBER 31, 1996


PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

Financial covenants under the Term Loan and the revolving credit loan described herein require the Company to maintain certain levels of net worth and debt to EBITDA ratios and limit the Company's capital expenditures in any one fiscal year to amounts varying from $2 million to $3.5 million. In addition, covenants under such indebtedness restrict the ability of the Company to pay any dividends on its common stock.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders on November 20, 1996 following the end of the first quarter. A total of 2,877,157 shares of common stock were voted at the annual meeting in person or by proxy. The following matters were voted on at that meeting:

(1) Approval of an Agreement and Plan of Merger and the Transactions Contemplated Thereby - - The proposal to was approved by a vote of 2,192,657 shares for; 329,336 shares against, and 920 shares as abstentions and broker non-votes.

(2) Election of Directors - - The nominees listed in the proxy statement dated October 30, 1996 were elected to the terms of office as disclosed therein as follows:



               DIRECTOR                 VOTES FOR          VOTES AGAINST
               --------                 ---------          -------------

          Bruce M. Dresner              2,802,541             74,616
          Robert G. Foster              2,802,491             74,666
          James H. Miller               2,802,261             74,896
          E. Andrews Grinstead, III     2,802,491             74,666
          David L. Lougee               2,802,390             74,767

(3) Ratification of Selection of Accountants - - The proposal to ratify the selection of Price Waterhouse LLP as independent accountants for fiscal year 1997 was approved by a vote of 2,865,046 shares for, 361 shares against, and 11,750 shares as abstentions and broker non-votes.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

               2.1 Agreement and Plan of Merger dated September 11, 1996 (incorporated by reference herein from Exhibit 6(a) to Amendment No. 1 to Schedule 13D filed by Brunswick dated September 13, 1996).

               3.1 Amendment to First Amended and Restated Certificate of Incorporation, dated November 20, 1996 (filed herewith).

               4.1 Form of warrant to be issued by the Registrant to former holders of Brunswick preferred stock (incorporated by reference herein from Exhibit 4.1 to Form 8-K filed by the Registrant dated December 5, 1996).

               4.2 Forms of warrants assumed and to be issued by the Registrant in connection with the merger with Brunswick (filed herewith).

               4.3 Form of warrant issued to the Estate of Stanley J. Sarnoff, assumed by the Registrant (incorporated by reference herein from Exhibit 4b to Schedule 13D filed by Brunswick dated April 15, 1996.

              10.1 Credit Agreement, dated as of April 15, 1996, among Brunswick, as the Borrower, Various Lenders and Internationale Nederlanden (U.S.) Capital Corporation as the Agent for the Lenders (incorporated by reference herein from Exhibit 1 to Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2, 1996).

              10.2 Warrant Purchase Agreement, dated as of April 15, 1996, between Brunswick and Internationale Nederlanden (U.S.) Capital Corporation (incorporated by reference herein from Exhibit 2 to Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2, 1996).

              10.3 Registration Rights Agreement, dated as of April 15, 1996, between Brunswick and Internationale Nederlanden (U.S.) Capital Corporation (incorporated by reference herein from Exhibit 3 to Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2, 1996).

              10.4 First Amendment to Credit Agreement, dated as of October 25, 1996, between Brunswick and Internationale
                    Nederlanden (U.S.) Capital Corporation (incorporated by reference herein from Exhibit 4 to Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2, 1996).

              10.5 First Amendment to Warrant Purchase Agreement, dated as of October 25, 1996, between Brunswick and Internationale Nederlanden (U.S.) Capital Corporation (incorporated by reference herein from Exhibit 5 to Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2, 1996).

              10.6 Assumption Agreement to the Credit Agreement, dated as of November 20, 1996, between Meridian Medical Technologies, Inc. and Internationale Nederlanden (U.S.) Capital Corporation (incorporated by reference herein from Exhibit 6 to Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2, 1996).

              10.7 Assumption Agreement to the Warrant Purchase Agreement, dated as of November 20, 1996, between Meridian Medical Technologies, Inc. and Internationale Nederlanden (U.S.) Capital Corporation (incorporated by reference herein from Exhibit 7 to Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2, 1996).

              10.8 $10,000,000 Term Note of Meridian Medical Technologies, Inc. dated November 20, 1996 (incorporated by reference herein from Exhibit 8 to Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2, 1996).

              10.9 $15,000,000 Revolving Note of Meridian Medical Technologies, Inc. dated November 20, 1996 (incorporated by reference herein from Exhibit 9 to Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2,
                    1996).

             10.10 Warrant Certificate for 90,912 Warrants of Meridian Medical Technologies, Inc.- Certificate No.-1
                    (incorporated by reference herein from Exhibit 10 to Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2, 1996).

             10.11 Warrant Certificate for 83,579 Warrants of Meridian Medical Technologies, Inc.-Certificate No.-1
                    (incorporated by reference herein from Exhibit 11 to Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2, 1996).

             10.12 Employment agreement with James H. Miller, dated November 20, 1996 (filed herewith).

             10.13 Form of Registration Rights Agreement with former Brunswick stockholders (filed herewith).

     (b)       Reports on Form 8-K:

               (a) On September 16, 1996, the Company filed a report on Form 8-K, pursuant to Item 5 thereof, to report the signing of the merger agreement with Brunswick Biomedical Corporation.

               (b) On December 5, 1996, the Company filed a report on Form 8-K, pursuant to Item 2 thereof, to report the consummation

                         MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                      FORM 10-Q
                        FOR THE QUARTER ENDED OCTOBER 31, 1996


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K (CONTINUED)

                    of the previously announced merger. The report on Form 8-K included or referred the following financial statements:

               (1) Audited consolidated financial statements of Brunswick as of June 30, 1996 and for the year ended, together with the report of the independent accountants thereon, were previously included on pages F-1 through F-28 of the Registrant's definitive proxy statement dated October 30,1996.

               (2) Audited consolidated financial statements of Brunswick as of June 30, 1995 and 1994 and for the two years ended June 30, 1995 and 1994, together with the report of the independent public accountants thereon. (filed therewith).

               (3) Unaudited Interim Financial Statements of Brunswick for the one month ended July 31, 1996 and 1995 and as of October 31, 1996 and 1995 and for the quarters then ended are not yet available and will be filed as an amendment to the Form 8-K as soon as practicable, but not later than 60 days after the date thereof.

               (4) Unaudited pro forma combined financial information as of July 31, 1996, giving effect to the merger, were previously included on pages 50-55 of the Registrant's Definitive Proxy Statement dated October 30, 1996.

                         MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                      FORM 10-Q
                        FOR THE QUARTER ENDED OCTOBER 31, 1996


                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   -----------------------------------
                                              Registrant



 December 13, 1995                 By:  /s/JAMES H. MILLER
-------------------                     --------------------------
     Date                               James H. Miller
                                        President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)



 December 13, 1995                 By:  /s/JEFFREY W. CHURCH
-------------------                     -------------------------
      Date                              Jeffrey W. Church
                                        Senior Vice President - Finance
                                        and Chief Financial Officer
                                        (Principal Financial and
                                         Accounting Officer)