Form 10-Q
period 1997-01-31
MERIDIAN MEDICAL TECHNOLOGIES INC
filed 1997-03-17
CIK 95676

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1997

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________________ to _______________

Commission file number:  0-5958

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                          52-0898764
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


10240 Old Columbia Road, Columbia, Maryland                        21046
-------------------------------------------                     ----------
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:             410-309-6830

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]        NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding as of February 28, 1997
----------------------------                -----------------------------------
Common Stock, $.10 par value                         2,912,502 Shares

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q
                     For the Quarter ended January 31, 1997


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

               Consolidated Condensed Balance Sheets as of
                 January 31, 1997 and July 31, 1996 . . . . . . . . . . .    5

               Consolidated Condensed Statements of Operations for
                 the Three-Month and Six-Month Periods Ended
                 January 31, 1997 and 1996  . . . . . . . . . . . . . . .    6

               Consolidated Condensed Statements of Cash Flows
                 for the Six-Months Ended January 31, 1997
                 and 1996 . . . . . . . . . . . . . . . . . . . . . . . .    7

               Notes to Consolidated Condensed Financial
                 Statements . . . . . . . . . . . . . . . . . . . . . . .    8

ITEM 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations  . . . . . . . . . . .   13

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .   20

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   21

                       MERIDIAN MEDICAL TECHNOLOGIES, INC
                                    FORM 10-Q
                     For the Quarter Ended January 31, 1997


On November 20, 1996, Brunswick Biomedical Corporation ("Brunswick") was merged into Survival Technology, Inc. ("STI") to form Meridian Medical Technologies, Inc. ("MMT" or the "Company"). At the time of the merger, Brunswick held approximately 61% of STI's outstanding common stock, which it had purchased from the estate of STI's late founder on April 15, 1996. As a result, STI had been treated for financial accounting purposes as a consolidated, majority-owned subsidiary of Brunswick from that date.

Although STI was the surviving corporation of the merger as a legal matter, the merger was treated as a purchase of STI by Brunswick for financial accounting purposes. As a result, Brunswick's historical financial statements became the Company's financial statements, STI's assets and liabilities have been revalued to their respective fair values and Brunswick's historical financial statements will reflect the combined operations of STI and Brunswick after April 15, 1996 (subject to minority interests). The minority interests were eliminated upon completion of the merger on November 20, 1996.

For the reasons described above, the financial statements of the Company contained in this Form 10-Q are not comparable to the financial statements contained in reports previously filed by STI with the Commission, and, due to substantial differences between the revenues and results of STI and Brunswick, comparisons of results between periods before and after the purchase of Brunswick's interest in STI are of limited utility.

The Company's results in the quarter ended January 31, 1997 were affected to a significant extent by one-time nonrecurring adjustments resulting from the merger. These adjustments consisted of (1) a $2.7 million write-off of in-process research and development which represents the allocation of excess purchase price to in-process research and development projects whose technological feasibility has not yet been established and (2) the write-off of $1.2 million of merger costs incurred by STI. The Company expects to report profitable operations in the third and fourth quarters of the current year, although it likely will report a loss for the year as a whole due to the one-time nonrecurring adjustments resulting from the merger.

MMT's second quarter operating income, exclusive of one-time, non-recurring merger-related adjustments of $3.9 million referred to above, was $545,400 compared to an operating loss of $432,700 in the same period in fiscal year 1996. Gross margins, earnings before interest and taxes (EBIT) and earnings before interest, taxes, depreciation and amortization (EBITDA), exclusive of one-time, nonrecurring merger-related adjustments, are summarized below (in thousands):

                       MERIDIAN MEDICAL TECHNOLOGIES, INC
                                    FORM 10-Q
                     For the Quarter Ended January 31, 1997


                         Three Months Ended         Six Months Ended
                         ------------------         ----------------
                         1/31/97    1/31/96         1/31/97  1/31/96
                         -------    -------         -------  -------
       Gross Margins     $3,235       $330          $7,015     $706

       EBIT                $555      ($430)         $1,162    ($780)

       EBITDA            $1,299      ($385)         $2,609    ($690)

Certain statements in this Quarterly Report on Form 10-Q are forward-looking and are identified by the use of forward-looking words or phrases such as, "believes," "expects," is or are "expected," "anticipates," "anticipated," and words of similar import. These forward-looking statements are based on the Company's current expectations. Because forward-looking statements involve risk and uncertainties, the Company's actual results could differ materially. In addition to the factors discussed generally herein, among the factors that could cause results to differ materially from current expectations are: (i) any failure to comply with covenants in the Company's financing arrangement; (ii) the general economic and competitive markets and countries where the Company and its subsidiaries offer products and services; (iii) changes in capital availability or costs; (iv) fluctuations in demand for certain of the Company's products, including changes in government procurement policy; (v) the continued commitment of customers and strategic partners to the Company's products and programs; (vi) technological challenges associated with the development and manufacture of current and anticipated products; (vii) commercial acceptance of auto-injectors and new products and competitive pressure from traditional and new drug delivery methods and medical devices; and (viii) delay, costs and uncertainties associated with government approvals required to market new drugs and medical devices.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                                                  January 31,         July 31,
                                                    1997                1996
                                                 (unaudited)        (unaudited)
                                                 -----------        -----------
ASSETS
Current assets
  Cash (Restricted cash, $0 and $961,200)       $   614,100         $ 1,488,900
  Short-term investments                            260,900             257,500
  Receivables                                     7,233,200           7,439,300
  Inventories                                     5,900,000           5,330,400
  Prepaid expenses and other assets                 664,900             823,200
  Deferred income taxes                           1,217,500           1,217,500
                                                -----------         -----------
     Total current assets                        15,890,600          16,556,800
                                                -----------         -----------
Fixed assets                                     27,801,000          27,015,700
  Less accumulated depreciation                  12,808,000          12,031,400
                                                -----------         -----------
                                                 14,993,000          14,984,300
                                                -----------         -----------
Goodwill, net                                     1,353,500           1,443,700
Developed technology, patents and licenses,
   at cost, less amortization                    10,130,300           7,193,100
Other intangible assets                           1,567,600           1,390,000
                                                -----------         -----------
                                                $43,935,000         $41,567,900
                                                ===========         ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable to banks                         $ 4,866,500         $ 3,875,400
  Note payable to Syntex                            188,400             588,400
  Current portion of long-term debt               1,488,700             516,800
  Accounts payable                                6,263,200           4,358,500
  Restructuring reserve                             317,600             640,400
  Customer deposits                                 863,800             736,000
  Other liabilities and accrued expenses          1,031,600           1,611,900
                                                 ----------         -----------
    Total current liabilities                    15,019,800          12,327,400
Notes payable (long-term)                        13,504,100          15,171,400
Other long-term debt                              1,142,000           1,184,300
Other noncurrent liabilities                        688,800             616,500
Long-term capital lease obligations                                      30,400
Deferred income taxes                             1,605,500           1,605,500
                                                -----------         -----------
    Total liabilities                            31,960,200          30,935,500
                                                -----------         -----------
Minority interest in consolidated subsidiary 6,788,500 Shareholders' equity:
  Common stock                                      291,300                 700
  Additional paid-in capital                     28,711,000          15,866,100
  Preferred stock, Series A - F                                           7,500
  Warrants                                        2,072,900           2,072,900
  Retained earnings                             (18,932,700)        (13,907,200)
  Unearned stock option compensation               (139,600)           (175,600)
  Currency translation adjustment                   (16,600)             (9,000)
  Treasury stock, at cost                           (11,500)            (11,500)
                                                ------------        -----------
    Total shareholders' equity                   11,974,800           3,843,900
                                                -----------         -----------
                                                $43,935,000         $41,567,900
                                                ===========         ===========
See accompanying notes to consolidated condensed financial statements.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                             Three Months Ended            Six Months Ended
                                January 31,                 January 31,
                        --------------------------    --------------------------
                            1997           1996           1997          1996
                            ----           ----           ----          ----
Net sales               $  8,787,300   $   913,000    $ 18,983,600  $ 1,727,600
Cost of sales              5,552,500       582,800      11,968,300    1,022,000
                        ------------   -----------    ------------  -----------

  Gross profit             3,234,800       330,200       7,015,300      705,600
                        ------------   -----------    ------------  -----------
Selling, general &
 administrative expense    1,318,800       396,800       2,874,800      785,800
Research & development
 expense                     627,300       321,000       1,656,200      614,500
Write off in-process R&D   2,702,300                     2,702,300
Write off merger costs     1,246,300                     1,246,300
Depreciation and
 amortization expense        743,300        45,100       1,446,900       90,200
                         -----------   -----------    ------------  -----------
                           6,638,000       762,900       9,926,500    1,490,500
                         -----------   -----------    ------------  -----------
  Operating loss         (3,403,200)      (432,700)     (2,911,200)    (784,900)
                         -----------   ------------    ------------- -----------
Other expense:
 Interest expense         (1,092,100)       (6,800)     (1,606,400)     (17,100)
 Other income                  9,800         2,500         124,300        4,700
                         -----------   -----------    ------------   ----------
                          (1,082,300)       (4,300)     (1,482,100)     (12,400)
                         -----------   -----------    ------------   ----------
Loss before income taxes  (4,485,500)     (437,000)     (4,393,300)    (797,300)
Provision for income
  taxes                      (48,000)                      367,000
Minority interest in
  consolidated subsidiary      9,400                       265,200            __
                          ----------   ------------   -------------  -----------
Net loss                 $(4,446,900)  $  (437,000)   $ (5,025,500)  $ (797,300)
                         ============  ============   =============  ===========
Per common share:
 Net loss                     $(2.24)       $(6.38)         $(4.94)     $(11.65)
                              =======       =======         =======     ========
Average number of
 common  shares
 outstanding               1,988,414        68,417       1,016,445       68,417
                           ---------        ------       ---------       ------


See accompanying notes to consolidated condensed financial statements.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                           Six Months Ended
                                                              January 31,
                                                      --------------------------
                                                         1997           1996
                                                         ----           ----
Cash flows from operating activities:
  Net loss                                            $(5,025,500)  $  (797,300)
  Adjustments to reconcile net loss to net cash
    provided by (used for) operating  activities
     Depreciation and amortization                      1,446,900        90,200
     Amortization of deferred compensation                 36,000        36,000
     Amortization of notes payable discount               310,000
     Loss on fixed asset disposals                         (7,200)
     Write off in-process R & D                         2,702,000
     Deferred interest to note principal                  572,000
     Decrease in receivables                              206,100       126,900
     (Increase) decrease in inventories                  (569,600)       34,900
     (Increase) decrease in prepaid expenses
        and other assets                                  158,300      (255,700)
     Increase (decrease) in accounts payable            1,904,700      (111,300)
     Decrease in restructuring reserve                   (322,800)
     Increase (decrease) in other liabilities and
       accrued expenses                                  (580,300)       (1,400)
                                                      ------------  -----------
       Net cash provided by (used for)
         operating activities                             830,600      (877,700)
                                                      -----------   -----------
Cash flows from investing activities:
  Purchases of fixed assets                            (1,380,800)      (14,400)
  Purchases of patents and licenses                       (25,100)
  (Increase) decrease in other noncurrent assets         (338,400)       (3,300)
  Increase (decrease) in other noncurrent liabilities      72,300
                                                      -----------
       Net cash provided by (used for)
         investing activities                          (1,672,000)      (17,700)
                                                      -----------   -----------
Cash flows from financing activities:
  Proceeds on sale of preferred stock                                 1,720,200
  (Payment) proceeds on note payable to bank            1,340,100       (20,900)
  Payment on note payable to Syntex                      (400,000)
  Payment on notes payable (long-term)                 (1,000,000)     (350,000)
  Proceeds (payment) on long-term debt                    (70,400)       (9,400)
  Increase in deferred revenue                            127,800
  Increase in other noncurrent liabilities                (30,400)      (41,800)
  Proceeds from fixed asset dispositions                    2,900
  Purchase of short-term investments                       (3,400)
                                                      ------------
       Net cash provided by (used for)
         financing activities                             (33,400)    1,298,100
                                                      -----------    ----------
Net (decrease) increase in cash                       $  (874,800)   $  402,700
                                                      ===========    ==========
Cash at beginning of period                           $ 1,488,900    $   85,100
Cash at end of period                                     614,100       487,800
                                                      -----------    ----------
Net (decrease) increase in cash                       $  (874,800)   $  402,700
                                                      ===========    ==========

See accompanying notes to consolidated condensed financial statements.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q
                     For the Quarter Ended January 31, 1997


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of January 31, 1997 and July 31, 1996, the results of its operations for the three-month and six-month periods ended January 31, 1997 and 1996, and its cash flows for the six-month periods ended January 31, 1997 and 1996. The results of operations for the three-month and six-month periods ended January 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1997.

B. On November 20, 1996, Brunswick Biomedical Corporation ("Brunswick") was merged into Survival Technology, Inc. ("STI") to form Meridian Medical Technologies, Inc. ("MMT" or the "Company"). At the time of the merger, Brunswick held approximately 61% of STI's outstanding common stock, which it had purchased from the estate of STI's late founder on April 15, 1996. As a result, STI had been treated for financial accounting purposes as a consolidated, majority-owned subsidiary of Brunswick from that date.

         Although STI was the surviving corporation of the merger as a legal matter, the merger was treated as a purchase of STI by Brunswick for financial accounting purposes. As a result, Brunswick's historical financial statements became the Company's financial statements, STI's assets and liabilities have been revalued to their respective fair values and Brunswick's historical financial statements will reflect the combined operations of STI and Brunswick after April 15, 1996 (subject to minority interests). The minority interests were eliminated upon completion of the merger on November 20, 1996.

         Pursuant to the Merger Agreement, each outstanding share of Brunswick's common stock was exchanged for 2.1 shares of STI's common stock and STI's common stock remained outstanding and unchanged. Each of Brunswick's outstanding shares of preferred stock was converted into a right to receive 2.1 shares of STI's common stock and a warrant to purchase 0.4 of a share of STI's common stock at an exercise price of $11.00 per share, exerciseable for a period of five years following the merger. In addition, STI assumed Brunswick's obligations under outstanding options and warrants. These provisions of the Merger Agreement resulted in 1,708,928 shares of STI's common stock being issued in exchange for Brunswick stock at the time of the merger and may result in the issuance of an additional 1,054,560 shares of STI's common stock if all options and warrants were exercised and the required consideration paid. Each of the 1,888,126 shares of STI's common stock previously owned by Brunswick were retired in the merger. Following the merger, 2,912,502 shares of STI's common stock were outstanding. The transaction was approved by both STI's and Brunswick's shareholders.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q
                     For the Quarter Ended January 31, 1997


        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

         Upon completion of the merger, the surviving corporation's name was changed to Meridian Medical Technologies, Inc. Also, the fiscal year end of Brunswick was changed from June 30 to July 31 to correspond with the fiscal year end of the surviving corporation.

         The Company's unaudited consolidated condensed financial statements include Brunswick and STI's revenue and expenses for the three-month and six-month periods ended January 31, 1997 and Brunswick's and STI's assets and liabilities as of July 31, 1996 (subject to minority interests) and January 31, 1997. The Company's unaudited consolidated condensed financial statements as of and for the three-month and six-month periods ended January 31, 1996 do not include STI balances. Other significant accounting principles and practices followed by the Company are set forth in Note 1 of the Notes to the June 30, 1996 Consolidated Financial Statements of Brunswick included in the STI proxy statement dated October 30, 1996.

C. On November 20, 1996, Brunswick and STI completed the merger. The resulting merger of the 39% minority interest of STI was accounted for as a purchase. The purchase price was allocated first to tangible assets and identifiable intangible assets and liabilities of STI based on an independent assessment of their fair values, with the excess of fair value over the purchase price allocated to reduce proportionately the value assigned to noncurrent assets.

         The purchase price and purchase price allocation are summarized as follows:

         Stock exchanged                                         $11,885,000
         Transaction expenses                                      1,200,000
              Purchase Price                                      13,085,000
         Historical net book value of assets acquired              6,788,500
                                                                 -----------
         Excess of purchase price over historical net
           book value of assets acquired as of
           July 31, 1996                                         $ 6,296,500
                                                                 ===========

         Allocation of excess purchase price, reflecting proportionate allocation of negative goodwill:

         Decrease to property, plant and equipment                $  (308,991)
         In-process research and development                        2,702,234
         Developed technology                                       3,332,870
         Other intangible assets                                      570,387
                                                                  -----------
              Total                                               $ 6,296,500
                                                                  ===========

         The developed technology and other intangible assets will be amortized on a straight-line basis over 10 years. The allocation of excess purchase price to in-process research and development represents the independent assessment of the fair value of a number of research and

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q
                     For the Quarter Ended January 31, 1997


        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

         development projects whose technological feasibility has not yet been established. These research and development projects have no alternative future use and, therefore, have been charged to expense as of the date of consummation of the transaction.

D. At the effective time of the merger ("Effective Time"), the Company assumed Brunswick's indebtedness under a senior bridge loan of $11 million, a subordinated promissory note ("Note") of $4.7 million, and a subordinated loan ("Subordinated Loan") of $1 million. At the Effective Time, the senior bridge loan converted into a $10 million Term Loan ("Term Loan)" and $1 million of the outstanding principal amount was repaid. In addition, the lenders of the senior bridge loan made available to the Company a $5 million revolving credit loan, a portion of which was used to discharge the Company's existing debt under the Merrill Lynch Business Financial Services' Line of Credit Agreement.

         The Term Loan and the revolving credit loan bear interest at a variable rate equal to the Prime Rate plus 1.50% and the Prime Rate plus 1.25%, respectively. These loans are secured by substantially all of the assets of the Company and will mature on the fifth anniversary of the Effective Time. Quarterly principal payments on the Term Loan will be required in scheduled amounts ranging from $250,000 to $750,000, and mandatory prepayments of 75% of the Company's excess cash flow will be required on an annual basis. Financial covenants will require the Company to maintain certain levels of net worth and debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratios while limiting the Company's capital expenditures made in any one fiscal year. The Company was in compliance with the financial covenants as of January 31, 1997.

         The Note matures on the fifth anniversary of the Effective Time and bears interest at the rate of 12% per annum through April 15, 1998 and 13% thereafter. Through April 30, 1998, accrued interest will be compounded and added to principal. Thereafter, accrued interest is payable quarterly in arrears. Principal under the Note is payable in one payment on the maturity date. The Company may only prepay the Note after repaying all senior indebtedness, including the Term Loan and the revolving credit loan, or with the consent of the senior lender. The Company is obligated to prepay the Note, subject to the rights of the senior debt, upon obtaining certain additional debt and equity financings to the extent of the net cash proceeds from such financings.

         The Subordinated Loan matures on the same day as the Note and bears interest at the same rate as the Note. Principal of the Subordinated Loan is payable in seven consecutive quarterly installments of $125,000 beginning on April 30, 1999, with one final payment on the maturity date. The Subordinated Loan may be prepaid only after satisfaction of the Term Loan, the revolving credit loan, or with the consent of the senior lender. The Company is obligated to prepay the Subordinated Loan, subject to the rights of the senior lender, upon

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q
                     For the Quarter Ended January 31, 1997


        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

         obtaining certain additional debt and equity financings to the extent of the net cash proceeds from such financings.

E. A total of $2,446,332 in transaction expenses were incurred by Brunswick and STI to complete the merger. Of these costs, $1,200,000 was included as transaction expenses in the determination of the purchase price. The remaining costs amounting to $1,246,332 consisted of $1,075,670 incurred by STI which, as the acquired company, was expensed as of the transaction date and $170,662 of Brunswick transaction expenses not directly related to the merger, primarily directors and officers insurance premiums of $160,000.

F.       Inventories consisted of the following:

                                           January 31,             July 31,
                                              1997                   1996
                                              ----                   ----
        Components and subassemblies       $ 4,086,600           $ 3,260,700
        Material, labor and overhead
          costs in process                   2,114,500             1,417,200
        Finished goods                         372,200             1,108,200
                                           -----------           -----------
                                             6,573,300             5,786,100
        Inventory reserve                     (673,300)             (455,700)
                                           -----------           -----------
          Total                            $ 5,900,000           $ 5,330,400
                                           ===========           ===========

G. In fiscal 1995, STI's Board of Directors approved a restructuring plan which resulted in a $450,000 charge against earnings for the relocation of corporate headquarters. As part of this plan, STI initiated certain organizational changes during 1996 resulting in additional charges related to employee severance benefits provided to certain employees terminated during fiscal 1996.

         The following table sets forth the restructuring reserve as of January 31, 1997:

                                         Relocation     Employee
                                        of Facilities  Separations     Total
                                        -------------  -----------     -----
         Relocation of facilities         $450,000                    $450,000
         Restructuring of operations                    $321,900       321,900
         Cash payments                      (7,200)     (124,300)     (131,500)
                                          ---------     ---------     ---------

         Reserve as of July 31, 1996       442,800       197,600       640,400

         Cash payments                    (199,000)     (123,800)     (322,800)
                                          ---------     ---------     ---------

         Reserve as of January 31, 1997   $243,800      $ 73,800      $317,600
                                          ========      ========      ========

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q
                     For the Quarter Ended January 31, 1997


        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)


         In October 1996, the Company signed an agreement to sublease its corporate office space in Rockville, Maryland and entered into a new lease in Columbia, Maryland for the relocation of the corporate headquarters. The reserve balance for the relocation of facilities at January 31, 1997 is sufficient to cover both the moving costs and the lease rate differential on the sublease. The Company moved its corporate headquarters in December 1996.

H. From August 1, 1996 through November 20, 1996, income tax provisions were calculated separately for Brunswick and STI. Thereafter, the income tax provision was calculated for MMT consisting of the combined Brunswick/STI entities. Through November 20, 1996 a tax provision of $415,000 was established based on STI's income before taxes of $1,098,000. During the period August 1, to November 20, 1996, Brunswick incurred a loss before income taxes of $1,382,000 and hence, no tax provision was established.

         As a result of net operating losses (NOL's) incurred by Brunswick in prior fiscal periods, the Company has significant NOL carry-forwards available to offset future tax obligations.

         The combined MMT operations incurred a loss for income taxes of $126,000 from the merger date to January 31, 1997 and hence a $48,000 tax benefit was recorded.

I. Average number of common shares outstanding for the three months and the six months ended January 31, 1997 reflect the weighted average of Brunswick shares through the merger date and MMT shares thereafter. Brunswick shares were converted to STI shares at the ratio of 2.1 STI shares for each Brunswick share. The number of Brunswick shares outstanding as of August 1, 1996 was 68,417. The number of MMT shares outstanding as of January 31, 1997 was 2,912,502.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q
                     For the Quarter ended January 31, 1997


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Quarter and Six Months in Review

On November 20, 1996, Brunswick Biomedical Corporation ("Brunswick") was merged into Survival Technology, Inc. ("STI") to form Meridian Medical Technologies, Inc. ("MMT" or the "Company"). At the time of the merger, Brunswick held approximately 61% of STI's outstanding common stock, which it had purchased from the estate of STI's late founder on April 15, 1996. As a result, STI had been treated for financial accounting purposes as a consolidated, majority-owned subsidiary of Brunswick from that date.

Although STI was the surviving corporation of the merger as a legal matter, the merger was treated as a purchase of STI by Brunswick for financial accounting purposes. As a result, Brunswick's historical financial statements became the Company's financial statements, STI's assets and liabilities have been revalued to their respective fair values and Brunswick's historical financial statements will reflect the combined operations of STI and Brunswick after April 15, 1996 (subject to minority interests). The minority interests were eliminated upon completion of the merger on November 20, 1996.

For the reasons described above, the financial statements of the Company contained in this Form 10-Q are not comparable to the financial statements contained in reports previously filed by STI with the Commission, and, due to substantial differences between the revenues and results of STI and Brunswick, comparisons of results between periods before and after the purchase of Brunswick's interest in STI are of limited utility.

MMT's business plan following the merger is to operate as a medical device company with three distinct divisions. The Drug Delivery Systems Group will seek to capitalize on injectable drug delivery devices with an emphasis on commercial auto-injectors. This group will also supply customized drug delivery system design, pharmaceutical research and development, and sterile product manufacturing to pharmaceutical and biotechnology companies. The Cardiopulmonary Systems Group will focus on non-invasive cardiac diagnostics and telemedicine, carrying forward the research and development activities for the PRIME ECG(TM) program, a cardiac mapping system to aid in the rapid diagnosis of cardiac ischemia. The Cardiopulmonary Systems Group is enhancing the PRIME ECG cardiac mapping system. PRIME ECG will expand from a 64-lead to an 80-lead cardiac mapping system which should significantly increase its diagnostic accuracy and improve the product's commercial value. The Company is seeking a strategic partner for the project and the expanded development is expected to delay commercialization of the product. The STI Military Systems Group will focus on the world-wide market for auto-injectors used by military personnel for self-administration of nerve gas antidotes, morphine and diazepam.

MMT reported a net loss of $4,446,900 ($2.24 per share) on sales of $8.8 million for the second quarter of fiscal 1997 compared with a net loss of

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q
                     For the Quarter ended January 31, 1997

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


$437,000 ($6.38 per share) on sales of $913,000 in the same period of fiscal 1996. Net loss for the six months ended January 31, 1997 totaled $5,025,500 ($4.94 per share) on sales of $19 million compared with a net loss of $797,300 ($11.65 per share) on sales of $1.7 million during the six-month period ended January 31, 1996.

The net loss in the current quarter is attributable primarily to adjustments made to reflect the purchase accounting for the second step of the merger completed on November 20, 1996. The Company's results in the quarter ended January 31, 1997 were affected to a significant extent by one-time nonrecurring adjustments resulting from the merger. These adjustments consisted of (1) a $2.7 million write-off of in-process research and development which represents the allocation of excess purchase price to in-process research and development projects whose technological feasibility has not yet been established and (2) the write-off of $1.2 million of merger costs incurred by STI. Other factors contributing to the second quarter and year-to-date loss were interest expense on the acquisition debt of a principal amount of $16.7 million totaling $1.1 million for the quarter and $1.6 million for the six months ended January 31, 1997 and additional expense of $215,700 for the quarter and $376,700 for the six months ended January 31, 1997 related to the allocation of excess purchase price to tangible assets and identified intangible assets (developed technology and other intangible assets) which are being amortized over a five year life for tangible assets and a ten year life for intangible assets. The Company expects to report profitable operations in the third and fourth quarters of the current year, although it likely will report a loss for the year as a whole due to the one-time nonrecurring adjustments resulting from the merger.

MMT's second quarter operating income, exclusive of one-time, non-recurring merger-related adjustments of $3.9 million referred to above, was $545,400 compared to an operating loss of $432,700 in the same period in fiscal year 1996. Gross margins, earnings before interest and taxes (EBIT) and earnings before interest, taxes, depreciation and amortization (EBITDA), exclusive of one-time, nonrecurring merger-related adjustments, are summarized below (in thousands):

                            Three Months Ended         Six Months Ended

                            1/31/97     1/31/96        1/31/97  1/31/96

      Gross Margins         $3,235        $330         $7,015     $706

      EBIT                    $555       ($430)        $1,162    ($780)

      EBITDA                $1,299       ($385)        $2,609    ($690)

Revenues in the second quarter and first six months of fiscal 1996 included only Cardiopulmonary product sales (currently emergency resuscitation equipment and cardio-related measurement devices designed for telephonic

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q
                     For the Quarter ended January 31, 1997


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

transmission). Revenues in fiscal 1997 included the consolidated sales of MMT's Cardiopulmonary Systems Group of $608,000 in the second quarter and $1,548,000 for the six months ended January 31, 1997 as well as MMT's Drug Delivery Systems Group and STI Military Systems Group revenues of $8.2 million and $17.5 million in the same two periods of fiscal 1997.

Sales of MMT's Drug Delivery Systems Group aggregated $4.0 million in the second quarter and $9.1 million for the six-month period ended January 31, 1997. Sales in the comparable prior year periods were $2.8 million and $6 million, respectively. Auto-injector sales to Center Laboratories, Inc.("Center"), MMT's exclusive distributor for the EpiPen(R) and the EpiEoZPen auto-injector and revenues generated from a new auto-injector development and supply agreement with a major multi-national pharmaceutical company (signed during the first quarter of fiscal 1997) totaled $3.4 million in the second quarter and $7.8 million for the six-months ended January 31, 1997. The EpiPen and EpiEoZPen are automatic injectors that contain epinephrine which are indicated for immediate use by persons in the emergency treatment for severe allergic reactions to bee stings, insect bites and ingestion of certain foods. MMT's epinephrine product line has experienced continued growth attributable to the expanded promotional efforts over the last several years by Center. The Company anticipates epinephrine product sales to continue improving over prior year levels with Center's continued expansion of marketing efforts in the U.S. and international markets coupled with the recent introduction of the EpiEoZPen in 1996. R&D activities consist of work conducted with a number of pharmaceutical and biotechnology companies to formulate their drugs for use in MMT's proprietary drug delivery systems.

Sales of the Company's STI Military Systems Group aggregated $4.2 million in the second quarter and $8.4 million for the six-month period ended January 31, 1997. Sales in the comparable prior year periods were $5.7 million and $7.8 million, respectively. The majority of MMT's military revenues in the first two quarters of the fiscal year were derived from the Industrial Base Maintenance Contract with the U.S. Department of Defense. This contract was originally adopted in 1993 by the DoD to assure adequate supplies of critical items in the event of war. MMT is the only U.S. supplier of nerve gas antidote auto-injectors, which were widely deployed by U.S. allied forces during the Persian Gulf War. This contract calls for the retention of key personnel and facilities to assure expertise for manufacturing auto-injectors, the storage of serviceable material from expired auto-injectors, the management of the DoD's shelf life extension program and new product orders. The contract was expanded in 1996 to include the prestocking of critical auto-injector components at MMT's St. Louis manufacturing facility to enhance readiness and mobilization capability. The Company believes this contract represents a cost effective measure for the Government by allowing the DoD to consolidate its warehouse depots and personnel necessary to manage this material. During the second quarter, the DoD extended the Base Maintenance Contract for an additional year, effective December 1, 1996. MMT has intensified its efforts to expand sales of its military products into international markets resulting in the signing of two multi-year supply agreements with the Government of

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q
                     For the Quarter ended January 31, 1997

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


Israel and an allied government in Europe. Orders from these agreements are expected to generate $4 million in sales in the second half of fiscal 1997.

Gross margins for the second quarter increased from $330,200 in fiscal 1996 to $3.2 million in fiscal 1997. Gross margins for the six months ended January 31, 1996 and 1997 were $705,600 and $7 million, respectively. Gross profit percentage was 37% for both the quarter and six months ended January 31, 1997. The improvement in gross margins is attributable to higher sales coupled with overhead costs reductions implemented in the first quarter of fiscal 1997.

Operating expenses (exclusive of the $3.95 million of non-recurring merger-related costs discussed above) totaled $2.7 million in the second quarter and $6.0 million for the six months ended January 31, 1997. The Company has implemented a post-merger consolidation program which will reduce operating overheads through the use of a single infrastructure for finance, administration, purchasing, human resources and regulatory affairs for all three business groups. As part of this restructuring plan, the Company relocated its corporate offices from Rockville, MD to Columbia, MD, which will reduce occupancy costs by $150,000 annually. Research and development expenditures increased significantly over prior year levels. The Company remains focused on development efforts related to its new generation auto-injector products designed for outpatient/in-home use as well as non-invasive cardiac diagnostic devices (PRIME ECG, a unique 80-lead cardiac mapping system). The new auto-injector products target infrequent injection of medication in acute episodes of disease as the well as treatment of chronically ill patients. PRIME ECG provides more rapid and accurate detection of an acute myocardial infarction ("MI") or heart attack when compared with current 12-lead ECG equipment.

Other expenses totaled $1.1 million in the second quarter and $1.5 million for the six months ended January 31, 1997, reflecting a significant increase over the corresponding periods of fiscal 1996. These increases are attributable to higher interest expense on the $16.7 million principal balance of acquisition debt (see Liquidity and Capital Resources section following) and a higher utilization of the Company's line of credit facility to finance transaction costs associated with the merger.

Liquidity and Capital Resources

At the effective time of the merger ("Effective Time"), the Company assumed Brunswick's indebtedness under a senior bridge loan of $11 million with ING (U.S.) Capital Corporation ("ING"), a subordinated promissory note ("Note") of $4.7 million, and a subordinated loan ("Subordinated Loan") of $1 million. At the Effective Time, the senior bridge loan converted into a $10 million term loan ("Term Loan") and $1 million of the outstanding principal amount was repaid. In addition, the lenders of the senior bridge loan made available to the Company a $5 million revolving credit loan, a portion of which was used to

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q
                     For the Quarter ended January 31, 1997


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


discharge the Company's existing debt under a $5 million line of credit agreement with Merrill Lynch Business Financial Services, Inc., which up to that point the Company relied on to satisfy its working capital and capital expenditure requirements. Outstanding borrowings under the revolving credit agreement with ING totaled $4,650,000 at January 31, 1997.

The Term Loan and the revolving credit loan bear interest at a variable rate equal to the Prime Rate plus 1.50% and the Prime Rate plus 1.25%, respectively. These loans are secured by substantially all of the assets of the Company and will mature on the fifth anniversary of the Effective Time. Quarterly principal payments on the Term Loan will be required in scheduled amounts ranging from $250,000 to $750,000, and mandatory prepayments of 75% of the Company's excess cash flow will be required on an annual basis. Financial covenants under the Term Loan and the revolving credit loan will require the Company to maintain certain levels of net worth and debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratios while limiting the Company's capital expenditures made in any one fiscal year. The Company was in compliance with the financial covenants as of January 31, 1997.

The $4.7 million Note matures on the fifth anniversary of the Effective Time and bears interest at the rate of 12% per annum through April 15, 1998 and 13% thereafter. Through April 30, 1998, accrued interest will be compounded and be added to principal. Thereafter, accrued interest is payable quarterly in arrears. Principal under the Note is payable in one payment on the maturity date. The Company may only prepay the Note after repaying all senior indebtedness, including the Term Loan and the revolving credit loan, or with the consent of the senior lender. The Company is obligated to prepay the Note, subject to the rights of the senior debt, upon obtaining certain additional debt and equity financings to the extent of the net cash proceeds from such financings.

The Subordinated Loan matures on the same day as the Note and bears interest at the same rate as the Note. Principal of the Subordinated Loan is payable in seven consecutive quarterly installments of $125,000 beginning on April 30, 1999, with one final payment payable on the maturity date. The Subordinated Loan may be prepaid only after satisfaction of the Term Loan, the revolving the senior lender, upon obtaining certain additional debt and equity financings to the extent of the net cash proceeds from such financings.

The Company has a Loan Agreement pursuant to which Syntex Laboratories, Inc., agreed to lend $5.4 million to the Company to finance working capital requirements and expenditures designed to increase the production capacity of the Company's Cartrix(TM) syringe system. The outstanding loan balance bears interest at the same rate of interest the Company pays on its current commercial line of credit facility. Principal payments continued for the six-month period ended December 31, 1996 at the minimum of $200,000 per quarter reducing the outstanding loan balance to $188,400 at January 31, 1997.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q
                     For the Quarter ended January 31, 1997


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

To assist in the Company's capital investment program, the Company entered into a loan agreement with The CIT Group/Equipment Financing, Inc. ("CIT") in May 1995. This agreement consists of a series of loans for the acquisition of production molds, high speed component preparation and filling equipment and facility renovations not to exceed a maximum aggregate of $3 million. Loan proceeds to date totaled $1.7 million of which $1.2 million was outstanding at January 31, 1997 at a weighted average interest rate of 8.72%.

The Company had borrowings of $216,500 outstanding at January 31, 1997 under a foreign bank line of credit that carries a borrowing limitation of (pound)145,000 ($240,000 at January 31, 1997). The borrowings under the line of credit are due on demand and bear interest at the bank's published rate (5.75% at January 31, 1997) plus 2%. The line expires on December 18, 1997 and is secured by an irrevocable letter of credit. The Company, as collateral for the line of credit pledged $250,000, which is held in an interest-bearing account. This amount is included in short-term investments at January 31, 1997 and July 31, 1996.

Although management believes that the Company should be able to service its indebtedness and comply with the financial convenants of the Term Loan, management recognizes the Company must achieve higher operating results, obtain external financing through strategic partners or alliances with entities interested in and with the resources to support the Company's research programs and activities and/or obtain additional equity financing. No assurance can be given that the Company will be successful in achieving higher operating results, finding strategic partners or alliances, raising additional capital or restructuring its current debt.

In conjunction with the consummation of the merger, the Company plans to retain investment banking counsel to advise it on the possible sale of equity securities through a secondary offering. The Company also plans to retain independent consultants to assist it to identify other entities interested in MMT's research programs. Management expects that these efforts will result in the introduction of a strategic partner with interests and resources which may be compatible with that of the Company. However, no assurances can be given that the Company will be successful in raising additional capital or entering into a business alliance. If the Company is unable to obtain adequate additional financing or enter into such business alliance, management will be required to sharply curtail the Company's research programs as well as certain other operations.

Balance Sheet Review

Working capital was $1.8 million at January 31, 1997 compared with $4.2 million at July 31, 1996 representing a decrease of $2.4 million. This decrease resulted primarily from higher levels of short-term borrowings under the Company's revolving credit agreement with ING coupled with higher levels of accounts payable used to finance merger-related transaction costs, to

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q
                     For the Quarter ended January 31, 1997


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

service the acquisition debt $16.7 and to purchase inventories in support of higher sales anticipated in the third quarter.

Cash provided by operating activities aggregated $830,600 million for the six months ended January 31, 1997. Receivables decrease $206,000 while inventory levels increased $569,600. Inventories increased in support of higher sales levels anticipated for the second half of fiscal 1997 which will include shipments of military auto-injectors to the Government of Israel and a new customer in Europe.

Capital expenditures totaled $1.3 million during the first half of fiscal 1997 which consisted primarily of cost reduction programs and other improvements designed to automate and enhance capacity of the current production processes at the Company's St. Louis manufacturing facility. The timing of capital expenditures is contingent on the Company's ability to identify outside sources of capital. The Company is in discussions with ING to obtain additional availability under its line of credit facility for purposes of capital expansion.

Developed technology, patents and licenses and other intangible assets increased as a result of the merger of STI and Brunswick on November 20, 1996. The excess of purchase price over historical net book value related to minority interests were allocated as follows:

         Fixed Assets                                          ($308,991)
         In-process research and development                   2,702,234
         Developed technology                                  3,332,870
         Other intangible assets                                 570,387
                                                              ----------
                                                              $6,296,500
                                                              ==========

As discussed previously, and summarized in Note C to the Consolidated Condensed Financial Statements, in-process research and development was written off in the current quarter.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q
                     For the Quarter ended January 31, 1997


PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K:

         (b)      Reports on Form 8-K

         Form 8-K/A dated January 22, 1997 (Item 2)

         Financial Statements included therewith or incorporated by reference therein:

                           (a) Audited consolidation financial statements of
                  Brunswick as of June 30, 1996 and for the year then ended, together with the report of the independent accountants thereon, were previously included on pages F-1 through F-28 of the Registrant's definitive proxy statement dated October 30, 1996.

                           (b) Audited consolidated financial statements of
                  Brunswick as of June 30, 1995 and 1994 and for the two years ended June 30, 1995 and 1994, together with the report of the independent public accountants thereon.

                           (c) Unaudited Consolidated Condensed Financial
                  Statements of Brunswick for the one-month period ended July 31, 1996 and as of October 31, 1996 and for the three-month period then ended.

                           (d) Unaudited pro forma combined financial
                  information as of July 31, 1996, giving effect to the merger, were previously included on pages 50-55 of the Registrant's Definitive Proxy Statement dated October 30, 1996.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q
                     For the Quarter ended January 31, 1997


                               SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   -----------------------------------
                                          Registrant


March 17, 1997                      By:  /s/ James H. Miller
--------------                           -------------------------
    Date                                 James H. Miller
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)





March 17, 1997                      By:  /s/ Jeffrey W. Church
--------------                           -------------------------
    Date                                 Jeffrey W. Church
                                         Sr. Vice President-Finance and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q
                     For the Quarter ended January 31, 1997


                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   -----------------------------------
                                               Registrant


                                   By:
--------------                           -------------------------
    Date                                 James H. Miller
                                         President and
                                         Chief Executive Officer
                                         (Principal Executive
                                         Officer)



                                   By:
--------------                           -------------------------
    Date                                 Jeffrey W. Church
                                         Sr. Vice President-Finance
                                         and Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)