Form 10-Q/A
period 1996-10-31
MERIDIAN MEDICAL TECHNOLOGIES INC
filed 1997-05-28
CIK 95676

AMENDMENT
                                       TO
                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1996

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________________ to _______________

Commission file number:  0-5958

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           52-0898764
-------------------------------                           --------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                            Identification No.)


10240 Old Columbia Road, Columbia, Maryland                        21046
-------------------------------------------                      ----------
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:             410-309-6830

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES [X]        NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding as of October 31, 1996
----------------------------                -----------------------------------
Common Stock, $.10 par value                         3,097,953 Shares

THE PURPOSE OF THIS FILING IS TO AMEND THE 1st QUARTER 10-Q FILED 12/96 BY ATTACHING THE FINANCIAL DATA SCHEDULE EXHIBIT 27



                       MERIDIAN MEDICAL TECHNOLOGIES, INC.

                                    AMENDMENT
                                       TO
                                    FORM 10-Q

                     FOR THE QUARTER ENDED OCTOBER 31, 1996




ITEM 6.  Exhibits and Reports on Form 8-K:

          27.  Financial Data Schedule

                 The following document is filed as part of this report:

                 Financial Data Schedule as Exhibit 27
                 contains summary financial information
                 extracted from the Consolidated Condensed
                 Balance Sheets and Statements of Income and is qualified in its entirety by reference to such financial statements.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.

                                    AMENDMENT
                                       TO
                                    FORM 10-Q

                    FOR THE QUARTER ENDED OCTOBER 31, 1996



                               SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   -----------------------------------
                                          Registrant


 May 27, 1997                       By:  /s/ James H. Miller
--------------                           -------------------------
    Date                                 James H. Miller
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)





 May 27, 1997                      By:  /s/ George Troy Braswell
--------------                           -------------------------
    Date                                 George Troy Braswell
                                         Vice President and
                                         Chief Financial Officer
                                         (Principal Financial and
                                         Accounting Officer)