Form 10-Q/A
period 1997-01-31
MERIDIAN MEDICAL TECHNOLOGIES INC
filed 1997-05-28
CIK 95676

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

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                              -----------------  -----------------
Commission file number 0-5958
                       ------

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                       -----------------------------------
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                   52-0898764
 -------------------------------                    ----------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                    Identification Number)


10240 OLD COLUMBIA ROAD, COLUMBIA, MARYLAND                  21046
-------------------------------------------                 -------
  (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:       410-309-6830


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


                      CLASS OUTSTANDING AT FEBRUARY 28, 1997
                  ---------------------------------------------
                  COMMON STOCK, $.10 PAR VALUE 2,912,502 SHARES

THE PURPOSE OF THIS FILING IS TO AMEND THE 2nd QUARTER 10-Q FILED 3/97 BY ATTACHING THE FINANCIAL DATA SCHEDULE EXHIBIT 27



                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    AMENDMENT
                                       TO
                                    FORM 10-Q
                     FOR THE QUARTER ENDED JANUARY 31, 1997


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          27 Financial Data Schedule

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


                                     MERIDIAN MEDICAL TECHNOLOGIES, INC.

-----------------------------------
                                                 Registrant



   May 27, 1997                      By:  /s/JAMES H. MILLER
--------------------                      --------------------------
     Date                                 James H. Miller
                                          President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)



   May 27, 1997                      By:  /s/George Troy Braswell
---------------------                     ---------------------------
      Date                                George Troy Braswell
                                          Vice President
                                          and Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)