Form 10-Q
period 1997-04-30
MERIDIAN MEDICAL TECHNOLOGIES INC
filed 1997-05-29
CIK 95676

MERIDIAN MEDICAL TECHNOLOGIES, INC.

                                    FORM 10-Q
                      For the Quarter ended April 30, 1997



                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   (Mark One)

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended April 30, 1997


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from: ___________________ to ____________________

                         Commission file number: 0-5958


                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                            52-0898764
-------------------------------                            --------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                              Identification No.)


10240 Old Columbia Road, Columbia, Maryland                        21046
-------------------------------------------                    -------------
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           410-309-6830

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES [X]               NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                               Outstanding as of May 22, 1997
------------------------------------            -------------------------------
   Common Stock, $.10 par value                         2,912,502 Shares

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q
                      For the Quarter ended April 30, 1997


                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

            Consolidated Condensed Balance Sheets as of
              April 30, 1997 and July 31, 1996 . . . . . .. . . . . .      5

            Consolidated Condensed Statements of Operations for
              the Three-Month and Nine-Month Periods Ended
              April 30, 1997 and 1996  . . . . . . . . . . .  . . . .      6

            Consolidated Condensed Statements of Cash Flows
              for the Nine-Months Ended April 30, 1997
              and 1996 . .. . . . . . . . . . . . . . . . . . . . . .      7

            Notes to Consolidated Condensed Financial
              Statements . . . . . . . . . . . . . .  . . . . . . . .      8

ITEM 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations . . . . . . . . . .     12

PART II. OTHER INFORMATION

ITEM 5.     Other Information . . . . . . . . . . . . . . . . . . . .     17

ITEM 6.     Exhibits and Reports on Form 8-K . . . . . . . .. . . . .     17

SIGNATURES . . . . . . . . . . . . . . . . . . . .. . . . . . . . . .     18

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q
                      For the Quarter ended April 30, 1997


The financial statements of Meridian Medical Technologies, Inc. ("MMT" or "Company") contained in this Form 10-Q are not comparable to the financial statements contained in previous filings by Survival Technology, Inc. ("STI") filed with the Securities and Exchange Commission ("Commission") as a result of the merger of Brunswick Biomedical Corporation ("Brunswick") with and into STI to form the Company and significant, one-time, non-recurring adjustments in connection with such merger.

Due to the substantial differences between the revenues and results of the Company as compared to STI and Brunswick, management believes comparisons of the Company's revenues and results against the proforma combined statements of STI and Brunswick have the greatest utility.

A comparison of the Company's financial statements against unaudited, proforma financial statements assuming Brunswick Biomedical and STI were fully merged during all prior periods and one-time, non-recurring merger costs are excluded for all periods presented is summarized below.


                       Meridian Medical Technologies, Inc.
                Proforma Financial Analysis Excluding Merger Cost
                                   (Unaudited)
                                      $000



                                Three Months Ended             Nine Months Ended
                                    Proforma    Proforma                 Proforma
                                    Combined    Combined                 Combined
                        4/30/97     1/31/97     4/30/96      4/30/97      4/30/96
                        -------     -------     -------      -------      --------

Revenues
Drug Delivery           $ 4,831     $ 3,942     $ 5,120      $13,904      $11,141
STI Military              5,027       4,237       3,777       13,389       11,621
Cardiopulmonary             822         608       1,418        2,370        3,145
                        -------      ------       -----      -------      -------
   Total Revenues       $10,680     $ 8,787     $10,315      $29,663      $25,907

Gross Margin            $ 3,805     $ 3,234     $ 2,790      $10,820      $ 7,658
%                          35.6%       36.8%       27.1%        36.5%        29.6%

SG&A                    $ 1,450     $ 1,319     $ 1,424      $ 4,324      $ 3,986
R&D                         655         627         528        2,311        1,504
Depreciation/Amort          738         744         506        2,185        1,485
Restructuring Charges         0           0           0            0           94
                        -------     -------     -------      -------      -------
     Total              $ 2,843     $ 2,690     $ 2,458      $ 8,820      $ 7,069


Operating Income        $   962     $   544     $   332      $ 2,000      $   589

Excludes One time non-recurring Merger Related Cost of:
-3 Months Ended 4/30/97 $0
-3 Months Ended 1/31/97 $3,949
-3 Months Ended 4/30/96 $4,464
-9 Months Ended 4/30/97 $3,949
-9 Months Ended 4/30/96 $4,464



Certain statements in the Quarterly Report on Form 10-Q are forward-looking and are identified by the use of forward-looking words or phrases such as, "believes," "expects," is or are "expected," "anticipates," "anticipated," and words of similar

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q
                      For the Quarter ended April 30, 1997


import. These forward-looking statements are based on the Company's current expectations. Because forward-looking statements involve risk and uncertainties, the Company's actual results could differ materially. In addition to the factors discussed generally herein, among the factors that could cause results to differ materially from current expectations are: (i) any failure to comply with covenants in the Company's financing arrangement; (ii) the general economic and competitive markets and countries where the Company and its subsidiaries offer products and services; (iii) changes in capital availability or costs; (iv) fluctuations in demand for certain of the Company's products, including changes in government procurement policy; (v) the continued commitment of customer and strategic partners to the Company's products and programs; (vi) technological challenges associated with the development and manufacture of current and anticipated products; (vii) commercial acceptance of auto-injectors and new products and competitive pressure from traditional and new drug delivery methods and medical devices; and (viii) delay, costs and uncertainties associated with government approvals required to market new drugs and medical devices.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q
                      For the Quarter ended April 30, 1997



                      CONSOLIDATED CONDENSED BALANCE SHEETS

PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements
                                                   April 30,          July 31,
                                                     1997               1996
                                                  (unaudited)        (unaudited)
                                                  -----------        -----------
ASSETS
Current assets
  Cash (restricted cash, $0 and $961,200)         $   635,300       $ 1,488,900
  Short-term investments                                    0           257,500
  Receivables                                       6,872,800         7,439,300
  Inventories                                       6,277,600         5,330,400
  Prepaid expenses and other assets                   678,400           823,200
  Deferred income taxes                             1,217,500         1,217,500
                                                    ---------         ---------
     Total current assets                          15,681,600        16,556,800
                                                   ----------        ----------

Fixed assets                                       28,925,200        27,015,700
  Less accumulated depreciation                    13,253,900        12,031,400
                                                   ----------        ----------
                                                   15,671,300        14,984,300
                                                   ----------        ----------

Goodwill, net                                       1,308,400         1,443,700
Developed technology, patents and licenses,
   at cost, less amortization                       9,967,900         7,193,100
Other intangible assets                             1,453,700         1,390,000
                                                  -----------         ---------
                                                  $44,082,900       $41,567,900
                                                   ----------        ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Note payable to banks                           $ 4,242,200       $ 3,875,400
  Note payable to Syntex                              188,400           588,400
  Current portion of long-term debt                   575,000           516,800
  Accounts payable                                  5,900,800         4,358,500
  Restructuring reserve                               262,800           640,400
  Customer deposits                                   764,700           736,000
  Other liabilities and accrued expenses            2,421,200         1,611,900
                                                  -----------      ------------
    Total current liabilities                      14,355,100        12,327,400
Notes payable (long-term)                          13,777,100        15,171,400
Other long-term debt                                1,026,400         1,184,300
Other noncurrent liabilities                          725,000           616,500
Long-term capital lease obligations                                      30,400
Deferred income taxes                               1,605,500         1,605,500
                                                  -----------      ------------
    Total liabilities                              31,489,100        30,935,500
                                                  -----------      ------------

Minority interest in consolidated
 subsidiary Shareholders' equity:                                     6,788,500
  Common stock                                        291,300               700
  Additional paid-in capital                       28,711,000        15,866,100
  Preferred stock, Series A - F                                           7,500
  Warrants                                          2,072,900         2,072,900
  Accumulated deficit                             (18,343,300)      (13,907,200)
  Unearned stock option compensation                 (139,600)         (175,600)
  Currency translation adjustment                      13,000            (9,000)
  Treasury stock, at cost                             (11,500)          (11,500)
                                                  ------------        ---------
    Total shareholders' equity                     12,593,800         3,843,900
                                                   ----------         ---------
                                                  $44,082,900       $41,567,900
                                                  ===========       ===========

     See accompanying notes to consolidated condensed financial statements.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q
                      For the Quarter ended April 30, 1997



                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                 Three Months Ended           Nine Months Ended
                                     April 30                     April 30
                              -------------------------    -----------------------
                                  1997          1996           1997          1996
                              ------------ ------------    -----------  -----------

Net sales                     $10,679,700  $ 2,664,500    $29,663,300   $ 4,392,100
Cost of sales                   6,875,100    1,519,000     18,843,400     2,541,000
                              -----------  -----------    -----------    ----------

  Gross profit                  3,804,600    1,145,500     10,819,900     1,851,100
                              -----------  -----------    -----------    ----------

Selling, general &
 administrative expense         1,449,700      431,600      4,324,500     1,217,400
Research & development
 expense                          655,200      369,800      2,311,400       984,300
Write off in-process R&D                     4,464,000      2,702,300     4,464,000
Write off merger costs                                      1,246,300
Depreciation and
 amortization expense             737,800      116,600      2,184,700       206,800
                              -----------  -----------    -----------    ----------
                                2,842,700    5,382,000     12,769,200     6,872,500
                              -----------  -----------    -----------    ----------

Operating income (loss)           961,900   (4,236,500)    (1,949,300)   (5,021,400)
                              -----------  -----------    -----------    ----------
Other income (expense):
 Interest expense                (322,200)     (75,800)    (1,928,600)      (92,900)
 Other (expense)income            (50,300)      11,500         74,000        16,200
                              -----------  -----------    -----------    ----------
                                 (372,500)     (64,300)    (1,854,600)      (76,700)
                              -----------  -----------    -----------    ----------

Income(loss)before income taxes   589,400   (4,300,800)    (3,803,900)   (5,098,100)
Provision for income taxes                                    367,000
Minority interest in
  consolidated subsidiary                                     265,200
                              -----------  -----------    -----------    ----------

Net income (loss)             $   589,400  $(4,300,800)   $(4,436,100)  $(5,098,100)
                              -----------  -----------    -----------    ----------

Per common share:
 Net income (loss)per share   $       .20  $    (62.86)   $     (2.69)  $   (74.52)
                              ===========  ===========    ===========    ==========
Average number of
 common shares
 outstanding                    2,912,502       68,417      1,648,464        68,417
                              -----------  -----------    -----------   -----------



     See accompanying notes to consolidated condensed financial statements.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q
                      For the Quarter ended April 30, 1997


                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                          Nine Months Ended
                                                               April 30
                                                     ---------------------------
                                                         1997           1996
                                                     -------------   ----------
Cash flows from operating activities:
  Net loss                                         $(4,436,100)     $(5,098,100)
  Adjustments to reconcile net loss to net cash
    provided by (used for) operating  activities
     Depreciation and amortization                   2,247,400          224,100
     Amortization of deferred compensation              54,400           54,300
     Amortization of notes payable discount            397,700
     Loss on fixed asset disposals                      (7,200)
     Write off in-process R & D                      2,702,000        4,464,000
     Deferred interest to note principal               757,300
     Decrease in receivables                           566,500          158,000
     (Increase) decrease in inventories               (947,200)          (3,300)
     (Increase) decrease in prepaid expenses
        and other assets                               141,000         (321,300)
     Increase (decrease) in accounts payable         1,542,300          586,500
     Currency Translation                                                22,200
     Decrease in restructuring reserve                (377,600)
     Increase (decrease) in other liabilities and
       accrued expenses                               (381,100)          (8,700)
                                                   ------------       ---------
       Net cash provided by (used for)
         operating activities                        2,259,400           77,700
                                                   -----------        ----------

Cash flows from investing activities:
  Purchases of fixed assets                         (2,505,000)         (92,100)
  Purchases of patents and licenses                    (55,000)
  (Increase) decrease in other noncurrent assets      (354,300)        (911,100)
  Purchase of 61% in STI                                            (21,696,500)
  Majority Interest in STI for April 96                                (491,000)
  Sale of short-term investments                       257,500
  Proceeds from fixed asset dispositions                 2,900
  Increase (decrease) in other noncurrent
  liabilities                                          108,500
                                                   -----------       -----------
       Net cash provided by (used for)
         investing activities                       (2,545,400)     (23,190,700)
                                                   -----------      ------------

Cash flows from financing activities:
  Proceeds on sale of preferred stock                                 1,722,400
  (Payment) proceeds on note payable to bank           715,900          (20,900)
  Payment on note payable to Syntex                   (400,000)
  Payment on notes payable (long-term)              (1,000,000)        (350,000)
  Proceeds (payment) on long-term debt                (138,300)      16,713,600
  Increase in deferred revenue                         285,200
  Increase in other noncurrent liabilities             (30,400)         (41,800)
  Equity for investment in STI                                        5,956,700
                                                   -----------      -----------
       Net cash provided by (used for)
         financing activities                         (567,600)      23,980,000
                                                   ------------     -----------
Net (decrease) increase in cash                       (853,600)     $   867,000
Cash at beginning of period                          1,488,900           85,100
                                                   -----------      -----------
Cash at end of period                              $   635,300      $   952,100
                                                   ===========      ===========

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

See accompanying notes to consolidated condensed financial statements.

A. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of April 30, 1997 and July 31, 1996, the results of its operations for the three-month and nine-month periods ended April 30, 1997 and 1996, and its cash flows for the nine-month periods ended April 30, 1997 and 1996. The results of operations for the three-month and nine-month periods ended April 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1997.

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

      Upon completion of the merger, the surviving corporation's name was changed to Meridian Medical Technologies, Inc. Also, the fiscal year end of Brunswick was changed from June 30 to July 31 to correspond with the fiscal year end of STI.

      The Company's unaudited consolidated condensed financial statements include Brunswick and STI's revenue and expenses for the three-month and nine-month periods ended April 30, 1997 and Brunswick's and STI's assets and liabilities as of July 31, 1996 (subject to minority interests) and April 30, 1997. The

      Company's unaudited consolidated condensed financial statements as of an for the three-month and nine-month periods ended April 30, 1996 do not include STI balances. Other significant accounting principles and practices followed by the Company are set forth in Note 1 of the Notes to the June 30, 1996 Consolidated Financial Statements of Brunswick included in the STI proxy statement dated October 30, 1996.

C. On November 20, 1996 Brunswick and STI completed the merger. The resulting merger of the 39% minority interest of STI was accounted for as a purchase. The purchase price was allocated first to tangible assets and identifiable intangible assets and liabilities of STI based on an independent assessment of their fair values, with the excess of fair value over the purchase price allocated to reduce proportionately the value assigned to noncurrent assets.

      The purchase price and purchase price allocation are summarized as follows:

      Stock exchanged                                 $11,885,000
      Transaction expenses                              1,200,000
                                                      -----------
      Purchase Price                                   13,085,000

      Historical net book value of assets
      acquired                                          6,788,500
                                                      -----------

      Excess of purchase price over historical net
      book value of assets acquired                   $ 6,296,500
                                                      ===========


      Allocation of excess purchase price, reflecting proportionate allocation of negative goodwill:

      Decrease to property, plant and equipment       $  (308,991)
      In-process research and development               2,702,234
      Developed technology                              3,332,870
      Other intangible assets                             570,387
                                                      -----------

      Total                                           $ 6,296,500
                                                      ===========

      The developed technology and other intangible assets will be amortized on a straight-line basis over 10 years. The allocation of excess purchase price to in-process research and development represents the independent assessment of the fair value of a number of research and development projects whose technological feasibility has not yet been established. These research and development projects have no alternative future use and, therefore, have been charged to expense as of the date of consummation of the transaction.

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

      The Term Loan and the revolving credit loan bear interest at a variable rate equal to the Prime Rate plus 1.50% and the Prime Rate plus 1.25%, respectively. These loans are secured by substantially all of the assets of the Company and will mature on the fifth anniversary of the Effective Time. Quarterly principal payments on the Term Loan will be required in scheduled amounts ranging from $250,000 to $750,000, and mandatory prepayments of 75% of the Company's excess cash flow will be required on an annual basis. Financial covenants will require the Company to maintain certain levels of net worth and debt to EBITDA (earnings before interest, taxes, depreciation and amortization) ratios while limiting the Company's capital expenditures made in any one fiscal year. The Company was in compliance with the financial convenants as of April 30, 1997.

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

      The Subordinated Loan matures on the same day as the Note and bears interest at the same rate as the Note. Principal of the Subordinated Loan is payable in seven consecutive quarterly installments of $125,000 beginning on April 30, 1999, with one final payment on the maturity date. The Subordinated Loan may be prepaid only after satisfaction of the Term Loan, the revolving credit loan, or with the consent of the senior lender. The Company is obligated to prepay the Subordinated Loan, subject to the rights of the senior lender, upon obtaining certain additional debt and equity financings to the extent of the net cash proceeds from such finacings.

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

F.    Inventories consisted of the following:

                                            April 30,           July 31,
                                              1997                1996
                                              ----                ----
        Components and subassemblies       $ 4,384,900         $ 3,260,700
        Work in process                      1,844,400           1,417,200
        Finished goods                         660,900           1,108,200
                                           -----------         -----------
                                             6,890,200           5,786,100
        Inventory reserve                     (612,600)           (455,700)
                                           -----------         -----------
          Total                            $ 6,277,600         $ 5,330,400
                                           -----------         -----------
G. In fiscal 1995, STI's Board of Directors approved a restructuring plan which resulted in a $450,000 charge against earnings for the relocation of corporate headquarters. As part of this plan, STI initiated certain organizational changes during 1996 resulting in additional charges related to employee severance benefits provided to certain employees terminated during fiscal 1996.

                                       Relocation      Restructuring
                                     of Facilities     of Operations      Total
                                     -------------     -------------      -----

      Relocation of facilities        $450,000                         $450,000
      Restructuring of operations                      $321,900         321,900
      Cash payments                     (7,200)        (124,300)       (131,500)
                                      ---------        ---------       ---------

      Reserve as of July 31, 1996      442,800          197,600         640,400

      Cash payments                   (201,700)        (175,900)       (377,600)
                                      ---------        ---------       ---------

      Reserve as of April 30, 1997    $241,100         $ 21,700        $262,800
                                      --------         --------        --------

      In October 1996, the Company signed an agreement to sublease its corporate office space in Rockville, Maryland and entered into a new lease in Columbia, Maryland for the relocation of the corporate headquarters. The reserve balance at April 30, 1997 is sufficient to cover future anticipated costs. The Company moved its corporate headquarters in December 1996.

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

      The combined MMT operations incurred a loss for income taxes of $126,000 in the second quarter and hence a $48,000 tax benefit was recorded.

I. Average number of common shares outstanding for the three months and the nine months ended April 30, 1997 reflect the weighted average of Brunswick shares through the merger date and MMT shares thereafter. Brunswick shares were converted to STI shares at the ratio of 2.1 STI shares for each Brunswick share. The number of Brunswick common shares outstanding as of August 1, 1996 was 68,417. The number of MMT shares outstanding as of April 30, 1997, was 2,912,502. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted in the Company's quarter ending January 31, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the diluted effect of stock options will be excluded. The Company has not yet determined the impact of adopting this new accounting standard.

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

Although STI was the surviving corporation of the merger as a legal matter, the merger was treated as a purchase of STI by Brunswick for financial accounting purposes. As a result, Brunswick's historical financial statements became the Company's financial statements, STI's assets and liabilities have been revalued to their respective fair values and Brunswick's historical financial statements reflect the combined operations of STI and Brunswick after April 15, 1996 (subject to minority interests). The minority interests were eliminated upon completion of the merger on November 20, 1996.

For the reasons described above, the financial statements of the Company contained in this Form 10-Q are not comparable to the financial statements contained in reports previously filed by STI with the Commission, and, due to substantial differences between the revenues and results of STI and Brunswick, comparisons of results between periods before and after the purchase of Brunswick's interest in STI are of limited utility. This report on Form 10Q includes comparisons to STI and Brunswick's combined proforma financial statements to enhance the utility of the information herein.

MMT's business plan following the merger is to operate as a medical device company focusing on Early Intervention Home Healthcare and Emergency Medical Technologies. The Company has three business units. The Drug Delivery Systems business unit capitalizes on injectable drug delivery devices with an emphasis on commercial auto-injectors. This business unit also supplies customized drug delivery system design, pharmaceutical research and development, and sterile product manufacturing to pharmaceutical and biotechnology companies. The Cardiopulmonary Systems business unit focuses on non-invasive cardiac diagnostics and telemedicine. It is continuing the research and development activities for the PRIME ECG(TM) program, an 80-lead cardiac mapping system for rapid and improved diagnostic accuracy of cardiac ischemia and is planning a US expansion of its telemedicine business. The STI Military Systems business unit focuses on the world-wide market for auto-injectors used by military personnel for self-administration of nerve gas antidotes, morphine and diazepam.

Financial Discussion

MMT earned a net profit of $589,400 ($0.20 per share) on sales of $10.7 million for the third quarter of fiscal 1997 ended April 30, 1997 compared with a net loss of $4.3 million on sales of $2.7 million in the same period of fiscal 1996. The Company incurred a net loss for the nine months ended April 30, 1997 of $4.4 million ($2.69 per share) on sales of $29.7 million compared with a net loss of $5.1 million on sales of $4.4 million during the nine-month period ended April 30, 1996. The comparative third quarter loss and nine month loss included a write-off totaling $4.5 million for in-process research and development associated with the revaluation of STI's assets when Brunswick acquired its 61% share on April 15, 1996. (See STI's proxy dated October 30, 1996.) A more meaningful comparison of MMT's

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

current quarter and nine month financial results is against prior year proforma combined results of STI and Brunswick. All comparisons against proforma combined results exclude one-time, non-recurring merger related cost as shown below.


                       Meridian Medical Technologies, Inc.
               Proforma Financial Analysis Excluding Merger Costs
                                   (Unaudited)
                                     $000's
                                    Proforma

                           Three Months Ended                 Nine Months Ended
                           ------------------                 -----------------
                                          Proforma                      Proforma
                                          Combined                      Combined
                        4/30/97           4/30/96           4/30/97     4/30/96
                        -------           -------           -------     -------

Revenue                 $10,680           $10,315           $29,663     $25,907

Gross Margin            $ 3,805           $ 2,790           $10,820     $ 7,658
%                         35.62%            27.04%            36.48%      29.56%

SG&A                    $ 1,450           $ 1,424           $ 4,324     $ 3,986
R&D                         655               528             2,311       1,504
Depreciation/Amort          738               506             2,185       1,485
Restructuring Charges         0                 0                 0          94
                        -------           -------            ------     -------
Total                   $ 2,843           $ 2,458           $ 8,820     $ 7,069

Operating Income        $   962           $   332           $ 2,000     $   589

Other (Expense) Income
Interest Expense        $  (322)          $  (134)          $(1,929)    $  (334)
Other Income            $   (51)          $    12           $    74     $   132
                        -------           -------            ------     -------
Income before Tax       $   589           $   210           $   145     $   387

EBIT                    $   911           $   344           $ 2,074     $   721
EBITDA                  $ 1,649           $   850           $ 4,259     $ 2,206


Excludes One time Merger Related Cost of:
-3 Months Ended 4/30/97       $0
-3 Months Ended 4/30/96       $4,464
-9 Months Ended 4/30/97       $3,949
-9 Months Ended 4/30/96       $4,464

Quarter Ended April 30, 1997 and 1996

Revenues were $10.7 million in the current quarter compared to $10.3 million in the prior year quarter, a gain of 4 percent. The increase resulted from continued strength in the EpiPen(R) and EpiE-Zpen(R) products, initial revenue from Mylan Laboratories under a previously announced contract for development of injectable drug formulations, as well as higher auto-injector sales to the USDoD for restocking.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

under the Base Maintenance Program and higher auto-injector sales to NATO allied countries. Gross margins were 35.6 percent in the current quarter compared to
27.0 percent in the prior year quarter. The increase reflects higher revenues and the continuation of the cost reduction programs initiated at the time of the merger partially offset by reserve provision of approximately $500,000 established for product and equipment writedowns. Operating expenses were $2.8 million in the current quarter compared to $2.5 million in the prior year quarter. The higher cost results primarily from development cost for the TRUJECT auto-injector platform and development cost for the PRIME ECG(R) cardiac mapping system and higher amortization of step-up valuation from the merger. Other expense was $373,000 in the current quarter compared to $122,000 in the prior year quarter. The increased cost reflects interest cost related to merger debt partially offset by a benefit of $285,000 due to adjustment of interest cost which was over accrued in the prior quarter.

Nine months ended April 30, 1997 and 1996

MMT reported a loss of $4.4 million for the nine months ended April 30, 1997. Negatively impacting the nine month financial results was the recording of one-time, non-recurring merger related costs of $3.9 million. These adjustments consisted of (1) write-off of $2.7 million of in-process research and development which represents the allocation of excess purchase price to in-process research and development projects whose technical feasibility has not yet been established and (2) the write-off of $1.2 million of merger cost incurred by STI. Revenues for the nine months ended April 30, 1997 were $29.7 million compared to revenues of $25.9 million in the prior year period. The increase of 14 percent results from strong demand for its core products plus increased STI Military System shipments of auto-injectors to the USDoD for restocking under its Base Maintenance Program and increased shipments of auto-injectors to NATO allied countries. Gross margins for the nine months ended April 30, 1997 were 36.5 percent compared to gross margins of 29.6 percent in the prior year period. The increase reflects higher revenues coupled with continued cost reductions from programs initiated with the merger. Operating expenses for the nine months ended April 30, 1997 was $8.8 million compared to operating expenses of $7.1 million in the prior year period. The higher cost primarily results from higher development cost for the TRUJECT auto-injector platform and the PRIME ECG(R) mapping systems and higher amortization of step-up valuations from the merger. Other expense for the nine months ended April 30, 1997 was $1.9 million compared to other expense in the prior year period of $202,000. The increased cost results from interest cost attributable to the $16.7 million principal balance on organization debt (see liquidity and capital resources section following) and the higher utilization of the Company's line of credit facility to finance transaction costs associated with the merger.

Net income, earnings before interest and taxes (EBIT), and earnings before interest, taxes, depreciation and amortization (EBITDA), exclusive of one-time, non-recurring merger related adjustments increased due to the factors discussed above for both the quarter and nine-months ended April 30, 1997 compared to proforma combined results of the prior year.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Business Discussion

Meridian has three business units. The Drug Delivery Systems business unit recorded revenues of $4.8 million in the fiscal third quarter ended April 30, 1997 and $13.9 million for the nine months ended April 30, 1997. Third quarter revenues reflected the continued strength of EpiPen(R) and EpiE-Zpen(R) products as well as $900,000 of revenues from Mylan Laboratories under a previously announced contract for development of generic injectable drug formulations. YTD revenues for the Drug Delivery Systems business unit were $13.9 million, an increase of $2.0 million versus prior year primarily from stronger sales of the EpiPen and EpiE-Zpen(R) products. In addition to the agreement with Mylan Laboratories, new strategic alliances were initiated and signed to license, develop and manufacture generic injectable drugs for the Canadian market with an option for the marketing rights in Europe. Meridian filed three Abridged New Drug Applications (ANDA) for generic injectable drugs during the current year.

The STI Military Systems business unit recorded revenues of $5.0 million the fiscal third quarter and $13.4 million for the nine months ended April 30, 1997. Current quarter and nine month revenues resulted from shipments of auto-injectors to the USDoD for restocking under the Base Maintenance Program and higher shipments of auto-injectors to a NATO allied governments. Additional orders have been received from the USDoD for delivery of ComboPens and AtroPens for delivery in the fourth quarter of this fiscal year. The STI Military Systems business unit strategy includes pursuing development of a Morphine auto-injector, a new multichamber auto-injector and new markets in both the US and Europe for civil defense utilizing our AtroPen auto-injector.

The Cardiopulmonary Systems business unit recorded shipments of telemedicine products, primarily the Cardiobeeper(R), totaling $0.8 million for the current quarter and $2.4 million for the nine months ended April 30, 1997. This business unit is actively pursing a strategic alliance to market the CardioBeeper CB-12L cardiac monitor which recently received clearance by the US Food and Drug Administration. The Cardiopulmonary Systems business unit continues its strategy to pursue strategic partners to market the PRIME ECG(R) cardiac analysis system and is pursuing options to dispose of non-core businesses.

Liquidity and Capital Resources

Liquidity

The Company's cash balance at April 30, 1997 was $635,300. During the nine months ended April 30, 1997 net cash usage was $853,600. Cash generated from operations was $2.3 million offset by cash used for investing activities of $2.5 million and financing activities of $567,600. Cash generated from operations resulted primarily from net income, exclusive of non-cash charges, plus increases in accounts payable. Investing cash usage was primarily for capital equipment while financing cash usage was primarily for payment of a bridge loan incurred with the merger offset in part by increased borrowing on the Company's line of credit.

Debt

At the effective time of the merger ("Effective Time"), the Company assumed Brunswick's indebtedness. (See Note D to the Notes to Consolidated Condensed Financial Statement in

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

this 10-Q submission). Meridian's total long term debt at April 30, 1997 was $13.8 millions, $1.5 million less than at July 31, 1996. Long-term debt maturing in one year amounts to $575,000 with the remaining debt maturing by November 20, 2001. Under the terms of the senior bridge loan with ING (U.S.) Capital Corporation ("ING") and the subordinated promissory note with the late founder's estate, principal payments were deferred and interest was applied to principal rather then paid. These third quarter transactions increased the principal amounts owed ING by $243,500 and increased the principal amount owed the estate by $152,800.

Meridian did not incur any new debt instruments during the third quarter. Total cash payments for principal and interest, excluding payments for the line of credit were $136,500, of which $29,800 was for interest.

The revolving credit line of $5 million with ING ended the quarter with a balance of $4.2 million leaving available cash liquidity of $758,000 under the credit line.

The Company is continuing to seek external financing through strategic partners or alliances with entities interested in and with the resources to support the Company's research programs and activities. The Company also is exploring alternatives to restructure all or a portion of its indebtedness. No assurance can be given that the Company will be successful in finding strategic partners or alliances or restructuring its indebtedness. A failure to obtain additional financing or restructure the debt could require the Company to curtail planned and pending research programs as well as certain other operations.

Balance Sheet Review

Working capital at April 30, 1997 was $1.3 million, a reduction of $3.1 million from the July 31, 1996 level. The reduction resulted primarily from higher levels of short-term borrowings under the Company's revolving credit agreement, higher levels of accounts payable and accrued liabilities partially offset by increased inventories. Higher levels of accounts payable and accrued liabilities result from merger related activities. Increased inventories support anticipated higher shipments in near term. Capital expenditures totaled $2.5 million of which $611,000 was financed by outside sources during the nine months ended April 30, 1997 which consisted primarily of equipment to implement cost reduction programs and capacity additions at MMT's St.
Louis manufacturing facility.

Increases in developed technology, patents and licenses and other intangible assets increased as a result of the merger of STI and Brunswick on November 20, 1997.

PART II - OTHER INFORMATION

ITEM 5.

On May 29, 1997, the Board of Directors selected the accounting firm of Ernst & Young LLP as independent public accountants for the Company based on the recommendation of the Audit Committee.

ITEM 6.     Exhibits and Reports on Form 8-K:

      (a)   Exhibits:

            27.  Financial Data Schedule

      (b)   Reports on Form 8-K

            Form 8-K filed as of April 29, 1997 (Item 4. Changes in Registrant's Certifying Accountant)

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                          -----------------------------------
                                                      Registrant

   May 29, 1997                           By:   /s/ James H. Miller
-------------------                             -----------------------------
      Date                                      James H. Miller
                                                President and
                                                Chief Executive Officer
                                                (Principal Executive
                                                Officer)



   May 29, 1997                            By:  /s/ G. Troy Braswell
-------------------                             -----------------------------
      Date                                      G. Troy Braswell
                                                Vice President-Finance
                                                and Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)