Form 10-K
period 1997-07-31
MERIDIAN MEDICAL TECHNOLOGIES INC
filed 1997-10-29
CIK 95676

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the fiscal year ended July 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ____________ to ___________.

Commission File Number 0-5958

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                      52-0898764
         --------                                      ----------
  (State or other jurisdiction             (IRS Employer Identification No.)
of incorporation or organization)

10240 Old Columbia Road, Columbia, Maryland                   21046
-------------------------------------------                   -----
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:       410-309-6830

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section (12g) of the act: Common Stock, $.10 par value

--------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K any amendment to this Form 10-K. [ ]

As of (October 27, 1997), the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the average of the high and low sales prices of such stock reported by the National Association of Securities Dealers, Inc. on such date, was approximately $18.6 million.

There were 2,912,502 shares of Registrant's common stock outstanding as of September 30, 1997

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Meridian Medical Technologies, Inc. definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended July 31, 1997 are incorporated by reference into Part III of this Form 10-K.


================================================================================

                               (End of cover page)

                                TABLE OF CONTENTS

                                     PART I

Item 1.           BUSINESS                                               Page
                                                                         ----
         General .......................................................   4

         Products and Services .........................................   5

                  Injectable Drug Delivery System ......................   5

                  STI Military Systems .................................   6

                  Cardiopulmonary Systems ..............................   7

         Competition ...................................................   9

         Backlog and Renegotiation .....................................   9

         Research and Development ......................................  10

         Patents, Trademarks, and Licenses .............................  10

         Product Liability Insurance ...................................  10

         Cost Reduction Program ........................................  11

         Government Regulation .........................................  11

         Employees .....................................................  12

Item 2.  PROPERTIES ....................................................  13

Item 3.  LEGAL PROCEEDINGS .............................................  13

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  14

         EXECUTIVE OFFICERS OF THE REGISTRANT
         (Unnumbered Item)  ............................................  14

                                TABLE OF CONTENTS

                                      PART II                            Page
                                                                         ----
Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED STOCKHOLDER MATTERS .............................    15

Item 6.  SELECTED FINANCIAL DATA......................................    16

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS................    17

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................    20

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE ....................................


                                    PART III

Items 10
Through 13.

         (Incorporated by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended July 31, 1997, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of that fiscal year)...........................

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
         REPORTS ON FORM 8-K .........................................

Signatures ...........................................................

Certain statements in this Annual Report on Form 10-K are forward-looking and are identified by the use of forward-looking words or phrases such as "will be positioned", "expects", is or are "expected", "anticipates", and "anticipated". These forward-looking statements are based on the Company's current expectations. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. In addition to the factors discussed under "Business--Competition", "Business--Product Liability Insurance" and "Business--Government Regulation", among the factors that could cause results to differ materially from current expectations are: (i) the general economic and competitive conditions in markets and countries where the Company and its subsidiaries offer products and services; (ii) changes in capital availability or costs; (iii) fluctuations in demand for certain of the Company's products, including changes in government procurement policy; (iv) technological challenges associated with the development and manufacture of current and anticipated products; (v) commercial acceptance of auto-injectors and competitive pressure from traditional and new drug delivery methods; and
(vi) delays, costs and uncertainties associated with government approvals required to market new drugs and medical devices.

                                     PART I

ITEM 1.  BUSINESS

                                     GENERAL

Meridian Medical Technologies, Inc. (hereinafter referred to as the "Company" or "MMT" or "Meridian") was formed in November 1996 through the merger of Survival Technology, Inc. ("STI") and Brunswick Biomedical Corporation ("Brunswick"). At the time of the merger, Brunswick held approximately 61% of STI's outstanding common stock, which Brunswick purchased from the estate of STI's late founder on April 15, 1996. As a result, STI had been treated for financial accounting purposes as a consolidated, majority-owed subsidiary of Brunswick from that date. Upon completion of the merger, STI was the surviving corporation as a legal matter but the merger was recorded as a purchase of STI by Brunswick for financial accounting purposes.

This merger of STI and Brunswick brought together two companies with a long standing historical relationship that had complimentary business synergies and marketing strategies. Both companies were focused on the rapidly growing home healthcare and emergency healthcare markets.

STI was a publicly traded company that primarily sold auto-injectors to commercial and military markets. Brunswick was a privately held Company with core technologies focused on enhancing the diagnosis of cardiac ischemia and arrhythmias. Brunswick was primarily a research and development Company focused on the development of the PRIME ECG(TM) cardiac analysis system.

MMT, through its predecessor company, STI, pioneered the development of auto-injectors for the self-administration of injectable drugs. An auto-injector is a spring-loaded, prefilled, pen-like device that allows a patient to automatically inject a precise drug dosage quickly, safely, reliably and, with the new TRUJECT(TM) platform, without seeing the needle. The auto-injector is a convenient, disposable, one-time use device designed to improve the medical and economic value of many drug therapies. The product is well-suited for the administration of certain drugs, including epinephrine for the treatment of allergic reactions, lidocaine for the treatment of cardiac arrhythmias, morphine for the treatment of pain and antidotes and diazepam for the treatment of nerve gas poisoning and other chemical and biological exposures in battlefield conditions. MMT also supplies customized drug delivery system design, pharmaceutical research and development and GMP-approved sterile product manufacturing to pharmaceutical and biotechnology companies.

The Company has three primary areas of business: Injectable Drug Delivery Systems, STI Military Systems and Cardiopulmonary Systems. The Injectable Drug Delivery and STI Military business both utilize the Company's auto-injector technology, while the Cardiopulmonary business utilizes the Company's electrocardiology and telemedicine technologies. The Company expects to realize significant revenue growth from commercial applications of its auto-injector products as a result of product development, expansion into new therapeutic areas such as migrane, growth hormones and fertility, and the recently announced alliances with Mylan Laboratories and Genpharm. Management also anticipates growth in its telemedicine products and believes that the PRIME ECG(TM) cardiac analysis system has the potential to become a significant source of revenue and profitability for the Company. Military auto-injector revenues are expected to increase at a more moderate pace through international market expansion, new product development and expanding civil defense applications for the Company's products.



                              PRODUCTS AND SERVICES

Injectable Drug Delivery Systems

Currently, the substantial majority of the Company's commercial (i.e., non-military) sales come from its epinephrine auto-injectors, the EpiPen(R) and EpiE-Zpen(TM). The EpiPen(R) and EpiE-Zpen(TM) are prescribed to patients at risk of anaphylaxis resulting from severe allergic reactions to bee stings, insect bites, foods, drugs and exercise-induced anaphylaxis. These auto-injectors permit the immediate self-injection of epinephrine, the drug of choice for emergency treatment of such conditions. Each of these auto-injectors has a junior version for children. The EpiPen(R), was the Company's first commercial auto-injector. In fiscal 1996, the Company launched the EpiE-Zpen(TM), which has a more streamlined design to better serve the consumer market and additional safety features and product quality enhancements, including push button activation. Demand for the EpiPen(R) and EpiE-Zpen(TM) has grown at double-digit rates over the last several years.

The Company markets the EpiPen(R) and EpiE-Zpen(TM) through Dey Laboratories, Inc. (formerly Center Laboratories), a subsidiary of E. Merck, a major pharmaceutical Company based in Germany. Dey Laboratories has a co-marketing agreement with ALK, Inc., a Danish Company, for international markets in 13 foreign countries. The Company also produces the LidoPen(R) auto-injector which is the same delivery system as the EpiPen(R), except that it is prefilled with lidocaine hydrochloride for self-injection by persons experiencing a serious cardiac event. The LidoPen(R) is sold primarily in connection with the sale of the CardioBeeper(R) ECG transmitter sold by the Cardiopulmonary Systems business.

On October 8, 1997, the Company announced a product exchange program for all of its EpiEZPen(R) product sold since March 1996 (approximately 500,000 units). This exchange program was initiated after a minimal amount of units (less than 10 units) were returned for premature activation in the package. Management has performed an analysis of potential costs of the exchange program and made their best estimate regarding these costs. The estimated cost of the exchange program is $1.5 million and is included in fiscal 1997 results of operations. Actual costs could differ materially from management's estimates. The Company has not included any anticipated cost sharing of this exchange with potentially responsible parties as the benefit and probability of such an arrangement are not determinable at this time. The Company believes the exchange will be substantially complete by the end of fiscal 1998 and that the impact on future business is anticipated to be minimal.

Meridian is aggressively pursuing new products to further capitalize on its auto-injector technologies. The Company launched its new TRUJECT(TM) auto-injector in June 1997. TRUJECT(TM) is an innovative and low cost single use disposable auto-injector utilizing a technology platform that could replace existing auto-injector applications. TRUJECT(TM) incorporates the latest safety features plus a needle cover which prevents contamination and shields the needle from view during self-injection. TRUJECT(TM) utilizes dental cartridge technology, which is the container of choice for many commercial drug delivery systems due to its low cost and ease of manufacturing. The Company believes that the new TRUJECT(TM) technology coupled with the Company's drug development and manufacturing capabilities will fuel significant growth in the its Injectable Drug Delivery business.

In April 1997, Meridian announced a long term strategic alliance with Mylan Laboratories ("Mylan") in which Meridian will license, develop and manufacture a line of generic injectable drugs to be marketed by Mylan. This alliance could result in significant sales growth for its Injectable Drug Delivery business over the next three to five years. In fiscal 1997, the Company filed abbreviated new drug applications ("ANDA's") for its first generic products under the Mylan alliance. Regulatory approval of these ANDA's is expected in late fiscal 1998 or early fiscal 1999.

In June 1997, Meridian announced an alliance with Genpharm, Inc., a subsidiary of E. Merck, for the marketing of a major generic injectable pharmaceutical drug in Canada and Europe. The Company is also working with other pharmaceutical companies under development contracts to identify other drugs suitable for administration using Meridian's auto-injector technologies and injectable drug manufacturing capabilities. The Injectable Drug Delivery business also has complete sterile parenteral Contract Filling and Packaging services for a broad range of sterile injectable dosage forms which includes vials, dental cartridges and pre-filled ready-to-use syringes.

Further, the Injectable Drug Delivery business provides fully validated formulation and aseptic filling services and regulatory assistance for those pharmaceutical and biotechnology companies not currently possessing such capabilities. The Company also supplies customized drug delivery system design, GMP-approved sterile product manufacturing and pharmaceutical research and development to a number of different companies. Development programs include feasibility and stability studies as well as the manufacturing of clinical trial materials in the Company's St. Louis pilot plant. If feasibility and stability are successful and all regulatory approvals are received, the Company anticipates contracts in the coming years to manufacture these products in vials, prefilled syringes and proprietary auto-injector systems. Revenue from customer-funded research and development activities, including amounts earned by STI prior to being acquired by the Company, was $1.5 million and $2.3 million during fiscal years 1997 and 1996, respectively. The Company expects fiscal 1998 revenue from funded R&D activities to be comparable with average historical levels.

STI Military System

The Company's military auto-injectors are designed to be used by military personnel under combat conditions for the self-administration of antidotes against the effects of chemical warfare. Meridian is the sole supplier of auto-injectors to the U.S. Department of Defense ("DoD") and is the only Federal Food and Drug Administration "FDA" approved supplier to U.S. and NATO forces.

The business plans to build upon its strong relationship with the DoD and is positioned as the source of first choice for military auto-injector products by introducing new products into this market. These products include a multi-chamber device specifically for military use and the development of auto-injectors for additional drugs. The Company will also attempt to develop new civilian markets for its injectors such as to the Federal Emergency Management Authority ("FEMA") and other state agencies and to serve international populations in high risk areas in response to potential terrorist attacks and/or in conjunction with DE-MIL programs (disarming and destroying chemical weapon stockpiles). The Company will also continue its strategy of expanding its international military sales into new markets in Europe, the Middle East and Central/South America. In fiscal 1997, the STI Military Systems business was awarded two contracts with total value of $6 million to supply two allied governments in Europe with military auto-injectors containing nerve gas antidote.

DoD procurements of auto-injectors are restricted to qualified producers and all products must be approved by the FDA. The Company is currently the only FDA-approved and the only qualified producer for all DoD military auto-injectors. The Company's auto-injectors are considered so important by the DoD that they are classified as critical "war stopper" items and are the subject of an industrial base maintenance contract between the Company and the DoD. This contract is part of a program by the DoD to ensure adequate supplies of critical items in the event of war.

The industrial base maintenance contract between the Company and the DoD is a three year contract, subject to annual renewal. The contract calls for the retention by the Company of key personnel and facilities to assure expertise for manufacturing auto-injectors containing nerve gas antidotes, the storage of serviceable material from expired auto-injectors, the management of the U.S. Army's Shelf Life Extension Program, and new product orders. A surge capability provision allows for the coverage of defense mobilization requirements in the event of rapid military deployment. The contract was expanded in fiscal 1996 to include the pre-stocking of critical components to enhance readiness and mobilization capability. Revenues under this contract have been approximately $14 to $16 million over the last two years and are projected to remain relatively stable over the next two to three years. All U.S. government contracts provide that they may be terminated for the convenience of the Government as well as for default but no such contract terminations are anticipated by the Company. The Company has been a supplier to the DoD since 1970.

The U.S. Government, in conjunction with the Company, continues to investigate new automatic injection delivery systems, as well as new drugs (including Diazepam and morphine) and antidotes to be placed in new or existing automatic injectors. In fiscal 1996, the Company began selling a Diazepam auto-injector to the DoD. The Company currently markets a morphine injector to international military customers and plans to introduce a similar product to the DoD in fiscal 1998. The Company has a program in conjunction with the DoD to develop a multi-chamber auto-injector to accommodate the administration of two drugs sequentially through a single injection. The Company has introduced auto-injector systems that can store compounds in dry form and mix them in solution prior to administration. Limited quantities of this product (BinaJect) have been manufactured and sold to a foreign allied government. Many of the new nerve agent antidotes require this technology because of their limited shelf-life or instability in solution.

Cardiopulmonary Systems

The Cardiopulmonary Systems business is developing the PRIME ECG(TM) cardiac analysis system, a non-invasive cardiac diagnostic system, and manufactures and sells non-invasive monitoring devices for home telemedicine applications. The Company's strategy with respect to the Cardiopulmonary business is to develop and commercialize the PRIME ECG(TM) cardiac analysis system and to leverage the Company's ten years of experience in transtelephonic physiologic monitoring to penetrate the rapidly growing home telemedicine market. Because of the significant size of the market and the potential demand for the PRIME ECG(TM) product, the Company expects to market the product in conjunction with a larger, more established marketing partner that can provide an existing sales and distribution system. The Company is currently seeking such a marketing partner.

PRIME ECG(TM) Cardiac Analysis System. The PRIME ECG(TM) system is a unique, 80-lead body surface mapping system being developed in collaboration with the University of Ulster in Northern Ireland. The goal of this system is to dramatically improve the diagnosis and treatment of coronary artery disease, which affects over 13 million people in the U.S. alone, resulting in over 1.5 million heart attacks and almost 500,000 deaths each year. The PRIME ECG(TM) system consists of an 80-lead patented, disposable electrode harness, sophisticated ECG input amplifiers, a computer system and ECG analysis algorithms. Initially, the system will be positioned for the rapid and accurate detection of acute myocardial infarction ("AMI") or heart attack. The Company believes the PRIME ECG(TM) system will provide superior diagnosis of AMI as compared to a 12-lead electrocardiogram. Due to the low sensitivity and specificity of the 12-lead electrocardiogram, subsequent tests for elevated cardiac enzyme levels in the blood must be conducted. The results of these tests, however, are often not available until after the window of opportunity for optimum effectiveness of thrombolytic therapy or angioplasty has passed. Rapid diagnosis and intervention in AMI is essential to reduce or minimize the damage to a patient's heart. The Company expects the PRIME ECG(TM) system will be used by the emergency room physician who needs a faster and more accurate diagnostic tool to treat chest pain patients. The Company believes that the sale of disposable vests will provide a recurring source of revenue and anticipates that it will be the sole supplier of such vests. The Company is currently pursuing a development/marketing partner with the objective of launching the system in Europe in late 1998 and in the U.S. upon completion of clinical trials and receipt of FDA regulatory clearance. The Company anticipates launching the product in the U.S. by 1999. The Company believes that the product qualifies for review under 510(k) notification, but there can be no assurance that the FDA will not require a premarket application ("PMA"), which could delay the U.S. launch.


Telemedicine Products

The Company is a leader in the development of devices that measure and transmit medical physiological measurements by telephone. These telemedicine products allow a patient's condition to be monitored while they remain at home, which reduces expensive physician office visits, allows for earlier diagnosis and minimizes emergency room and hospital visits during perceived emergencies. Meridian's electronic heart monitoring device takes and transmits a patient's electrocardiogram ("ECG") by telephone. Currently the CardioBeeper(R) product line is sold by Shahal Medical Services, Ltd. ("Shahal"), which has exclusive international marketing rights. Shahal, based in Israel, is a large home healthcare monitoring company. In March 1997, the Company announced FDA approval of the first patient-administered device capable of transmitting a complete 12-lead electrocardiogram over a standard telephone line. Other products currently marketed measure and transmit blood pressure and peak respiratory flow. Several new products are in development. The trend toward managed and home healthcare in the U.S. will offer new marketing opportunities for transtelephonic devices. The Company has also developed a CD-ROM product focusing on teaching children CPR in a fun and entertaining way. This product is due for release during fiscal 1998.

Sources and Availability of Raw Materials

The Company purchases, in the ordinary course of business, necessary raw materials and supplies essential to the Company's operations from numerous suppliers in the U.S. and overseas. During fiscal 1997, the Company experienced no significant component supply availability problems and does not anticipate availability problems or significant supply shortages in the future. The Company procures inventory principally when supported by customer purchase orders.

                                   COMPETITION

In the commercial auto-injector market, the Company competes directly with companies that manufacture drug injection devices, whether such devices are automatic like the Company's products or non-automatic, variable dose pen-like injection devices, reloadable injection devices and disposable needle-free injection systems. The Company is the leading manufacturer of automatic injectors in the world. Other companies that sell commercial auto-injectors include Glaxo Wellcome who has a reloadable auto-injector kit (designed and manufactured by Owen Mumford and several other contract manufacturers) for use only with its Imitrex migraine drug. MediJect, BioJect and VitaJect are all developers and manufacturers of reloadable needle free injection systems. These systems are bulky, very expensive devices and currently are used to administer insulin by a small percentage of diabetics. Smaller, more convenient needle-free injection systems are currently under development by several of these companies.


There are only three known competitors that sell auto-injectors in military markets served by the Company: Shalon, an Israeli-based Company that sells auto-injectors to the Israeli military; Sam Yang Chemical Co., a Korean company that sells auto-injectors to the Korean military; and Duphar, a Holland-based Company and unit of Solvay BV of Belgium that sells auto-injectors in international military markets also served by the Company.

The Company's contract filling and packaging services operate in an intensely competitive field which is presently dominated by larger pharmaceutical companies. There are numerous other disposable, prefilled syringe systems presently available which can be less expensive than those offered by the Company. A very small group of independent companies and a few pharmaceutical companies offer contract syringe filling services similar to those that the Company offers.

The Cardiopulmonary business operates in a highly competitive sector of the healthcare industry. Meridian's telemedicine products compete against the products of numerous other companies and joint ventures. The PRIME ECG(TM) product will compete with existing diagnostic equipment and testing procedures and potentially with products and technologies currently under development that may be brought to market, including blood markers for detection of acute MI (heart attack), enhanced 12-lead ECG algorithms, invasive cardiac mapping and improved cardiac stress testing.



                            BACKLOG AND RENOGOTIATION

As of July 31, 1997, the backlog of orders was approximately $13.2 million, of which $5.4 million related to production and delivery of commercial products and services and $7.8 million related to military products. This compares with commercial product sales backlog of $4.9 million and military auto-injector sales backlog of $3.1 million at July 31, 1996.

The Company's supply contracts with the DoD are subject to post-award audit and potential price redetermination. From time to time, the DoD makes claims for pricing adjustments with respect to completed contracts. At present, no claims are pending.

All U.S. Government contracts provide that they may be terminated for the convenience of the Government as well as for default. Upon termination for convenience of cost reimbursement type contracts, the Company would be entitled to reimbursement of allowable costs plus a portion of the fixed or target fee related to work accomplished. Upon termination for convenience of fixed-price contracts, the Company normally would be entitled to receive the contract price for items which have been delivered under the contract, as well as reimbursement for allowable costs for undelivered items, plus an allowance for profit thereon or adjustment for loss if completion of performance would have resulted in a loss. No such contract terminations are anticipated by the Company.

                            RESEARCH AND DEVELOPMENT

The Company expensed $2.8 million, $1.7 million and $.7 million on research and development activities in fiscal 1997, proforma 1996 and 1995, respectively. The Company expects research and development expenditures in fiscal 1998 to be higher than the fiscal 1997 level.

MMT is currently developing a new family of auto-injectors to accommodate the expanding variety of injectable drugs that demand safe and convenient patient self-administration. These new auto-injectors are designed for use in emergency situations and for any episodic treatment where an intramuscular or subcutaneous injection is the preferred drug delivery method. The Company is currently exploring certain applications of these new auto-injectors which will be subject to regulations prior to the product reaching the marketplace. See "Government Regulation" following:

The Company has patented auto-injector systems that can store compounds in dry form and reconstitute them in solution prior to administration. An increasing array of biotechnology products and many traditional therapies require this technology because of their limited shelf-life or instability in solution. MMT also has a single-chambered auto-injector for intramuscular and subcutaneous injection which utilize a very thin (27 gauge) needle for potential new applications.

In addition, MMT will continue to develop its Cardiac Analysis System and Telemedicine Products with the key focus being on the PRIME ECG(TM).



                        PATENTS, TRADEMARKS, AND LICENSES

The Company considers its proprietary technology to be important in the development, marketing and manufacture of its products and seeks to protect its technology through a combination of patents and confidentiality agreements with its employees and others. Patents covering important features of the Company's current principal auto-injector products have expired. This loss of patent protection could have an adverse effect on the Company's revenues and results of operations. MMT is currently developing a new generation of auto-injector products (see "Research and Development") for which a number of patents have been granted to the Company. Over the last few years, the Company was granted U.S. patent protection for several of its new auto-injector drug delivery systems, designed for fast and reliable patient self-administration of the expanding range of new pharmaceutical and biotechnology products that require injection. Some of these patents cover the new TRUJECT(TM) technology which was launched in June 1997. In addition, the Company holds patents and licenses on the PRIME ECG(TM) 80-lead mapping system harness.

The Company intends to file for additional protection for all its new auto-injector and cardiopulmonary products currently under development. The auto-injector products are expected to replace or supplement the Company's existing line of auto-injectors over time.



                           PRODUCT LIABILITY INSURANCE

The Company maintains product liability coverage for its products. The Company will continue to maintain liability insurance as it relates to divested operations to cover any potential claims incurred but not reported prior to their disposition. Although, the Company's management is of the opinion that, with respect to amounts, types and risks insured, the insurance coverage is adequate for the business conducted by the Company, there can be no assurance that such insurance will provide sufficient coverage against any or all potential product liability claims.

                             COST REDUCTION PROGRAM

Meridian implemented a cost reduction program in fiscal 1997, following the completion of the merger of STI and Brunswick, to reduce both manufacturing and overhead costs. Meridian's gross margin improved from 30% in fiscal 1996 (on a pro forma basis) to 37% in fiscal 1997, even though the benefit of the cost reductions was not realized for the full fiscal year.

The Company's cost reduction program is on-going, with additional initiatives expected to be implemented in fiscal 1998 and beyond. The Company's new generation products incorporate both enhanced features and lower manufacturing costs. The Company expects to achieve significant future cost savings from the consolidation of facilities in St. Louis. Currently the St. Louis manufacturing operations utilize a total of nine buildings. The Company intends to consolidate these operations into fewer buildings which should result in enhanced product flow, increased product yield and reduced inventory and overhead costs.


                              GOVERNMENT REGULATION

The business of the Company is highly regulated by governmental entities, including the FDA and corresponding agencies of states and foreign countries. The summary below does not purport to be complete and is qualified in its entirety by reference to the complete text of the statues and regulations cited herein.

As a manufacturer of auto-injectors, cardiopulmonary products and pre-filled syringes, the Company's products are subject to regulation by the FDA under the Federal Food, Drug and Cosmetic Act ("Act"). All of the Company's auto-injectors are "new drugs" and may be marketed only with the FDA's approval of a New Drug Application "NDA" or a supplement to an existing NDA. The Company currently holds approved NDAs for each of its existing auto-injector products. The use of the Company's existing auto-injectors to administer FDA approved drugs generally would require the filling of a NDA or supplement to an existing NDA. In addition, the introduction of the Company's new generation auto-injectors will require FDA approvals based on data demonstrating the safety and effectiveness of the drug delivered by these auto-injectors. There is no assurance that the NDAs will be processed in a timely manner or that FDA ultimately will approve such NDAs.

The Company's Cartrix(TM) and other prefilled syringe systems are also regulated as drugs; however, the requisite FDA approval is held by the supplier of the drug that the Company fills into the syringe. To the extent the Company's auto-injectors or Cartrix(TM) syringe system are expected to be used to administer new drugs under development, FDA approval to market such drugs first must be received by the pharmaceutical manufacturer. Obtaining the requisite FDA approval is a time consuming and costly process through which the manufacturer must demonstrate the safety and effectiveness of a new drug product.

The Company's Cardiopulmonary Systems Products must have Underwriters Laboratories "UL" and/or CE Marking. CE Marking is required for international sales.

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

The FDA is empowered with broad enforcement powers. The FDA may initiate proceedings to withdraw its approval for marketing of the Company's product should it find that the drugs are not manufactured in compliance with GMP regulations, that they are no longer proven to be safe and effective or that they are not truthfully labeled. Noncompliance with GMP regulations also can justify nonpayment of an existing government procurement contract and, until the deficiencies are corrected to FDA's satisfaction, can result in a nonsuitability determination, precluding the award of future procurement contracts.

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

The Company also is subject to regulation by other federal and state agencies under various statues, regulations and ordinances, including environmental laws, occupational health and safety laws, labor laws and laws regulating the manufacturer and sale of narcotics.


                                    EMPLOYEES

As of September 30, 1997, the Company employed a total of 275 employees; 218 employees work at the Company's plant and warehouse facilities in St. Louis, Missouri; 7 employees work at the Company's facility in the United Kingdom; 24 employees work in facilities in N. Ireland and 26 employees work at the Company's corporate headquarters in Columbia, Maryland (see "Properties"). Effective March 1, 1994, STI, now the Company, entered into a five-year agreement with the Teamsters Local Union No. 688 ("Teamsters") which is affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America. Teamsters are the exclusive agent for all production and maintenance employees of the Company at its St. Louis facility. Approximately 118 employees are covered by this collective bargaining agreement. The new labor union contract did not significantly change the mix of benefits previously provided to such employees.

ITEM 2.  PROPERTIES

The Company's corporate headquarters are located in an 11,000 square foot facility in Columbia, Maryland. The facility is leased through 2002. The corporate headquarters facility houses the corporate administration, human resources, finance, commercial business development and the product, design and development functions. Meridian had entered into a ten year lease expiring in 2002 on a 17,000 square foot facility in Rockville, Maryland which previously served as the Company's headquarters. The Rockville, Maryland facility has been sub-leased to a third party through 2002.

The Company's primary pharmaceutical operations are located in St. Louis, Missouri. These facilities are used primarily for formulation, aseptic filling, assembly and final packaging of the Company's auto-injectors, vials and pre-filled syringes. The St. Louis manufacturing facilities consist of nine separate buildings occupying over 100,000 square feet.

The Company has a 4,200 square foot facility in Rochester, Kent in the United Kingdom used primarily for aseptic assembly packaging of a morphine auto-injector product under contracts with the United Kingdom and Canadian defense departments. This facility is also used a as sales and marketing office to promote the Company's commercial and military products in Europe and the Middle East. The facility is leased pursuant to a lease which expires in 2010. The Rochester facility may be consolidated into the Antrim, N. Ireland facility in fiscal 1998.

The Company leases a 4,200 square foot facility in Antrim, N. Ireland for assembly and engineering development of telemedicine products. The lease is month to month and the facility may be vacated if the N. Ireland and Rochester, England operations are consolidated during fiscal 1998.

ITEM 3.  LEGAL PROCEEDINGS

Information required by this Item 3 is included in Note 10 "Commitments and Contingencies -- Litigation," of the Notes to Consolidated Financial Statements included herein pursuant to Part II of this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted by the Company during the fourth quarter of fiscal 1997 to a vote of security holders, through the solicitation of proxies or otherwise.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists, as of September 30, 1997, the names and ages of all executive officers of the Company, and their positions and offices held with the Company, and their positions and offices held with the Company.

Name                Age    Present Positions with the Company
----                ---    ----------------------------------
James H. Miller     59     Chairman, President and Chief Executive Officer
G. Troy Braswell    54     Vice President of Finance and Chief Financial Officer
Mark D. Ruby        43     Vice President of Sales and Marketing, Drug Delivery
                           Systems Group

Mr. Miller joined the Company as President of STI in June 1989, was elected Chief Executive Officer in June 1990 and was elected Chairman of the Board in April 1996. In November 1993, Mr. Miller assumed the additional post of chairman and chief executive officer of Brunswick Biomedical Corporation while continuing his position with STI. Prior to joining the Company, Mr. Miller served as Executive Vice President of Beecham Laboratories from February 1987 to May 1989, responsible for the Pharmaceutical and Animal Health Divisions. Prior to joining Beecham, Mr. Miller spent ten years with Frank J. Corbet, Inc. (Advertising Agency) as Executive Vice President and fourteen years in marketing management with Abbott Laboratories.

Mr. Braswell joined Meridian in February 1997 and was appointed Chief Financial Officer in May 1997. Prior to joining Meridian, he was Director and Treasurer of Amoco/Enron in Frederick, Maryland, a solar energy joint venture partnership between Amoco and Enron. From 1987 to 1995, Mr. Braswell served as Director of Finance and Administration and the Chief Financial Officer of Solarex Corporation, a unit of Amoco.

Mr. Ruby joined the Company as Vice President of Marketing and Sales in January 1996. Prior to joining the Company, Mr. Ruby served in the same capacity at Jobts Institute, Inc. from March 1992 to December 1995 where he was responsible for domestic and international marketing, sales and service. Prior to joining Jobts, Mr. Ruby served in various capacities including Director of Business Development and Director of Domestic Sales for Medisense, Inc. from July 1988 to February 1991. Prior to joining Medisense, Mr. Ruby held various positions with Baxter Healthcare, Inc. from July 1979 to June 1988.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

The Company's common stock is traded on the over-the-counter market and is quoted in the NASDAQ National Market System under the symbol MTEC. It was formerly traded under the name of Survival Technologies with the symbol of STIQ until the November 1996 merger.

The following tables sets the high and low sales of the prices of the Company's (and its predecessor STI's) common stock for each fiscal quarter during the two year period ended July 31, 1997, as reported on the NASAQ National Market system.

                          1997                      1996
                    ----------------         ------------------
Quarter              High       Low           High        Low
-------              ----       ---           ----        ---
First                8          6 1/2         9 1/2       6 1/2
Second               9 3/8      8 1/4         10 1/4      7 1/4
Third                7          5 3/8         10 1/8      7 1/2
Fourth               7 1/8      4 1/8         11 7/8      8 1/4

The Board of Directors has not declared any dividends on the Company's common stock since its organization. As of September 30, 1997, the number of shareholders of record was approximately 410.

ITEM 6  SELECTED FINANCIAL DATA

Meridian Medical Technologies, Inc -- Five Year Summary of Operations and Financial Information

(In Thousands, Except Per Share Data)




                                             Year End    One Month   Year End   Year End    Year End   Year End
                                              July 31,    July 31,    June 30,   June 30,    June 30,   June 30,
                                               1997        1996        1996       1995        1994       1993
                                             -------------------------------------------------------------------

Operations:

Net sales                                     $ 40,665   $   4,511   $ 10,375     $ 2,904    $ 2,427    $  2,534
Gross profit                                    15,044       1,901      3,420       1,205        785       1,036
Operating (loss) income                         (1,699)        908     (6,212)     (1,581)    (1,627)       (512)
Other expense, net                              (2,395)       (140)      (539)        (19)       (98)       (324)

(Loss) income before income tax
 and minority interest                          (4,094)        768     (6,751)     (1,600)    (1,725)       (836)
Provision for income tax                            45         440         27          --         --          --
Minority interest in
 consolidated subsidiary                           265         327         17          --         --          --
                                              =========  =========   ========     ========   =======    ========
Net (loss) income                             $ (4,404)  $       1   $ (6,795)    $(1,600)   $(1,725)   $   (836)
                                              =========  =========   ========     =======    =======    ========

Net loss per share                            $  (2.16)  $    0.02   $ (99.32)    $(23.39)   $(24.69)   $ (15.39)
                                              =========  =========   ========     =======    =======    ========

Average common shares and
common share equivalents
outstanding                                      2,040          68         68         68          70          54
                                              =========  =========   ========     =======    =======     ========

Financial position:

Current assets                                $ 16,032   $  16,557   $ 16,351     $   981    $ 3,930    $  1,104
Working capital                                    845       4,230      4,144        (681)     2,719      (2,034)
Fixed assets, net                               15,778      14,984     14,990         200         95         116
Total assets                                    44,082      41,568     41,694       3,188      4,284       1,429
Long-term debt                                  13,922      16,385     16,057          55         56          30
Shareholders' equity                            12,293       3,844      4,387       1,472      3,017      (1,739)


ITEM 7 MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis of financial condition and results of operations cover the fiscal years ended July 31, 1997 and June 30, 1996.

On November 20, 1996, Brunswick was merged into STI to form MMT. At the time of the merger, Brunswick held approximately 61% of STI's outstanding common stock, which it had purchased from the estate of STI's late founder on April 15, 1996. As a result, STI had been treated for financial accounting purposes as a consolidated, majority-owned subsidiary of Brunswick from that date.

Although STI was the surviving corporation of the merger as a legal matter, the merger was treated as a purchase of STI by Brunswick for financial accounting purposes. As a result, Brunswick's historical financial statements became the Company's financial statements, STI's assets and liabilities have been revalued to their respective fair values and the Company's historical financial statements reflect the combined operations of STI and Brunswick after April 15, 1996 (subject to minority interests). The minority interests were eliminated upon completion of the merger on November 20, 1996.

For the reasons described above, the fiscal year 1997 financial statements of the Company contained in this Form 10-K are not comparable to the financial statements contained in reports previously filed by STI with the Commission, and, due to substantial differences between the revenues and results of STI and those of Brunswick, comparisons of results between periods before and after the purchase of Brunswick's interest in STI are of limited utility. Therefore, management's discussion and analysis includes comparisons to prior year STI and Brunswick's combined proforma operating results to enhance the utility of the information herein.

MMT's business plan following the merger is to operate as a medical device company focusing on Early Intervention Home Healthcare and Emergency Medical Technologies. The Company has three areas of business. The Drug Delivery Systems business capitalizes on injectable drug delivery devices with an emphasis on commercial auto-injectors. This business also supplies customized drug delivery system design, pharmaceutical research and development, and sterile product manufacturing to pharmaceutical and biotechnology companies. The Cardiopulmonary Systems business focuses on non-invasive cardiac diagnostics and telemedicine. The Cardiopulmonary Systems business is continuing the research and development activities for the PRIME ECG(TM) program, an 80-lead cardiac mapping system for rapid and improved diagnostic accuracy of cardiac ischemia and is planning a US expansion of its telemedicine business. The STI Military Systems business focuses on the world-wide market for auto-injectors used by military personnel for self-administration of nerve gas antidotes, morphine and diazepam.

Financial Discussion
MMT's net loss after taxes for the year ended July 31, 1997 was $4.4 million ($2.16 per share) on revenues of $40.7 million compared to a fiscal 1996 net loss of $6.8 million ($99.32 per share) on revenues of $10.4 million. Included in the net loss for 1997 and 1996 were write-offs of in-process R&D and merger related costs associated with the combination of STI and Brunswick. These write-offs were $3.9 million and $4.5 million in 1997 and 1996, respectively. Further, in 1997 there was a non-recurring charge of $1.5 million for the EpiEZPen(TM) Product Exchange Program. (See Note 13 of financial statements).

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

The large disparity in revenues between 1997 and 1996 is a result of Brunswick's prior year financial statements becoming those of the Company. Only 2.5 months of STI results are included in 1996 revenues. Thus, a more meaningful financial comparison of MMT results is against prior year proforma combined operating results of STI and Brunswick. All comparisons against proforma combined results exclude one-time, non-recurring merger related costs.


                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                    PROFORMA COMBINED STATEMENT OF OPERATIONS
                                   $THOUSANDS

                                                1997     1996     1995
                                                ----     ----     ----

Net Sales                                     $40,665  $35,015   $28,390
Gross Margin                                   15,044   10,606     9,464
  % of Sales                                     37.0%    30.3%     33.3%

Selling, general, and administrative expenses   5,330    5,378     6,015
Research and development expenses               2,783    2,154     1,641
Depreciation and amortization                   3,142    3,104     3,022
Product exchange program                        1,539        0         0
Restructuring charges                               0      322       450
                                              -------  -------   -------
         Total                                 12,794   10,958    11,128
                                              -------  -------   -------

Operating income                               $2,250    ($352)  ($1,664)
                                              =======  =======   =======

EBITDA (1)                                     $5,564   $2,754    $1,551
                                              =======  =======   =======

(1) EBITDA represents proforma operating income plus other income and depreciation and amortization. EBITDA is not a measure of performance or financial condition under generally accepted accounting principles, but is presented to provide additional information related to debt service capability. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity under generally accepted accounting principles. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

The Proforma Combined Statement of Operations assumes the merger of Brunswick and STI was in effect for the three years shown and excludes one-time, merger related costs in 1996 totaling $4.5 million and STI in 1997 totaling $3.9 million. The merger costs consisted of excess purchase price over the book value paid by Brunswick which was allocated to in-process R&D amounting to $4.5 million in 1996 and $2.7 million in 1997. A total of $1.2 million of transaction costs were paid in 1997 by STI.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Year in Review -- Proforma Basis
1997 financial results improved over 1996 and 1995 on a proforma basis. Sales increased 16% to $40.7 million from $35.0 million in fiscal 1996 and increased 43% from $28.4 million in 1995. Operating income was $2.3 million compared to losses in both fiscal 1996 and 1995. Gross margins were 37% in 1997 compared to 30% in 1996 and 33% in 1995. Operating expenses were $1.8 million higher in 1997 primarily because of the non-recurring charge for the EpiEZPen(TM) Product Exchange Program amounting to $1.5 million. Results for 1997 benefited from record sales of EpiPen(R) brand products and cost reduction and fixed cost controls initiated after the merger. These improvements resulted in operating income increasing by $2.6 million compared to 1996 and $3.9 million over 1995. EBITDA was $5.6 million in 1997, double the 1996 EBITDA and 3.6 times the 1995 EBITDA.

Drug Delivery business sales were $20.1 million in 1997, 32% higher than 1996 primarily from record EpiPen(R) brand sales. STI Military business sales were $17.8 million, 10% higher than 1996 as sales to foreign countries continued to grow. Cardiopulmonary sales were $2.7 million in 1997, down from $3.6 million in 1996 primarily reflecting the absence of a significant one-time product sales promotion which occurred in 1996 and the disposition of a non-strategic business in late 1997.

Net sales were $35.0 million in 1996, $6.6 million or 23% higher than 1995. Most of the increased 1996 sales was in STI Military business as the Diazepam auto-injector and the base maintenance prestocking programs were introduced and contributed a combined $4.6 million in higher sales. 1996 Drug Delivery sales were $15.2 million, slightly higher than 1995 sales of $15.0 million. Higher sales of the newly launched EpiEZPen(TM) of $1.7 million were nearly offset by lower revenues, particularly for the Cytoguard aerosol protection device (which has now been discontinued). Cardiopulmonary sales were $3.6 million, $0.7 million higher than 1995 mostly from a significant one-time CardioBeeper(R) sales promotion.

Gross margins were 37% of sales in 1997 compared to 30% in 1996 and 33% in 1995. The increased gross margins in 1997 resulted mostly from higher sales volume and cost reduction programs initiated after the merger which lowered variable costs and maintained fixed costs. Automation projects reduced labor and a full level of management was eliminated at our St. Louis facility. Gross margins in 1996 were 30% of sales, down from 33% of sales in 1995. The lower gross margin percentage reflected a product mix change where STI Military sales were a larger proportion of total sales in 1996 than in 1995 and the St. Louis facility experienced plant supply disruptions during the first quarter, 1996.

Operating costs were $12.8 million in 1997, an increase of $1.8 million over 1996. Most of the increased cost was from a non-recurring charge for the voluntary EpiEZPen(TM) Product Exchange Program ($1.5 million), higher development cost in 1997 for the TruJect(TM) platform auto-injector and continued development of the PRIME ECG(TM) cardiac analysis system.

The combination of increasing revenues, lower costs of sales and higher operating costs resulted in operating income growing to $2.3 million in 1997 from losses of $352,000 and $1.7 million in 1996 and 1995 respectively.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Nonoperating Costs (Actual cost basis)
Nonoperating expenses in 1997 were $2.4 million, significantly higher than the $539,400 and $18,600 in 1996 and 1995 respectively. The higher costs reflects a full year of higher interest expense ($2.6 million) to finance the merger compared to only 2.5 months in 1996 (whose fiscal year ended June 30, 1996). The interest cost includes amortization of warrants issued to finance the debt amounting to $458,900 in 1997 and $0 in 1996. Partially offsetting the 1997 interest cost were other income items amounting to $172,000. The income tax provision in 1997 was $45,400, slightly higher than the $26,900 provision in 1996. Minority interest in 1997 was $265,000 compared to $16,700 in 1996 reflecting STI net income allocable to minority shareholders of STI prior to the merger.

In October, 1997, the Company initiated a voluntary EpiEZPen(TM) Product Exchange Program to replace all EpiEZPen(TM) sold since introduction in 1996 with EpiPens(R). The exchange program was in response to a very small number of EpiEZPens(TM) (less than 0.001%) which had self activated in the package. While the exchange was not required by the FDA, the Company took the action to protect its customers and the quality reputation of the Meridian name. The Company does not expect any significant sales impact from this action and is planning reintroduction of the EpiEZPen(TM) after all corrective actions are in place. The Company made its best estimate of the costs of the exchange program and recorded a provision in 1997 amounting to $1.5 million. Although no assurance can be given that the reserved amount is adequate, it is intended to cover all cost of the product exchange.

Line of Business Discussion
Drug Delivery sales were $20.1 million in 1997, 32% higher than 1996 mostly from record sales of $15.0 million for the EpiPen(R) family of products. Additionally, higher development revenue was achieved, mostly for a migraine auto-injector and licensing fees notably from strategic partners, Mylan Laboratories and Genpharm Laboratories, to develop a line of generic injectable drugs. Backlog at year-end was $5.4 million, an increase of 10% over July 31, 1996 reflecting strong demand for the EpiPen(R) brand products. EBITDA generated from Drug Delivery products increased 38% in 1997 to $5.1 million reflecting the higher EpiPen(R) revenues and increased margins from cost reduction programs partially offset by the product exchange reserve.

STI Military revenues increased 10% in 1997 over the prior year to $17.8 million. The increase reflects higher sales particularly to foreign allied governments and increased pre-stocking for the USDoD. At year end, the STI Military backlog was $7.8 million, an increase of 150% from July 31, 1996 reflecting contract awards from an allied country and the third year of the US DoD Base Maintenance Contract. EBITDA generated from STI Military Systems products was $1.5 million reflecting higher revenues and a reduction of costs compared to 1996.

Cardiopulmonary product revenues were $2.7 million, a decline from 1996 sales of $3.6 million. The reduction was due to the absence of a special one-time CardioBeeper(R) sales promotion in 1996 and from disposition of the assets of a non-strategic business. EBITDA from Cardiopulmonary Systems strengthened after the merger as cost reduction activities were implemented. Margins remained steady and development costs, particularly for PRIME ECG(TM), continued.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Liquidity and Capital Resources
Total cash balance at July 31, 1997 was $23,300, a reduction of $511,800 during fiscal 1997. The Company generated $3.6 million of cash from operations in 1997. Cash flow was positive despite the net loss for the year primarily because of noncash expenses for depreciation and amortization and the write-off of in-process R&D. Investing activities used $2.4 million of cash in fiscal 1997 with capital additions amounting to $3.3 million. The majority of capital was for cost reduction projects, including molds for new lower cost products. Financing activities required $1.7 million consisting of $1.0 million for paydown on the bridge loan upon completion of the merger between Brunswick and STI in November, 1996 and $838,400 for payments of debt principal. These uses were partially offset by a net increase in borrowings of $112,600 to finance equipment purchases and $40,200 from the working capital line.

In fiscal 1998, principal and interest payments on long-term debt will total approximately $3.5 million. The Company recently increased its asset based working capital credit line with ING CAPITAL to a maximum of $6.5 million from $5.0 million and had $2.7 million available at July 31, 1997. Senior debt financial covenants with ING CAPITAL have been adjusted and the Company believes it can comply with such covenants at least through fiscal 1998. The Company is in active discussion with ING CAPITAL to restructure the existing ING CAPITAL term loan and to assist the Company in a broader refinancing of its long-term debt. No assurances can be made that the Company will be successful in this effort and a delay in such restructuring could have an adverse effect on the Company's liquidity. Management believes that existing financing sources and other actions available, such as reducing discretionary spending on research and development, capital expenditures and other costs if necessary, will enable it to meet its financing obligations through the end of fiscal 1998. However, additional capital is needed to fund its long-term planned strategic initiatives and growth objectives.

Working capital at July 31, 1997 was $844,700, down from $4.1 million at June 30, 1996. Most of the decrease resulted from higher accounts payable and accrued liabilities of $2.1 million, increased current portions of long-term debt of $1.8 million partially offset by increased inventories ($719,900). Accounts receivable was $7.5 million representing 67 days-sales-outstanding and inventory was $6.0 million and represented a 4.3 turnover ratio for the year. Accounts payable at year end was $7.7 million, up $2.1 million from June 30, 1996 reflecting higher business levels and costs related to the merger. Borrowings under working capital lines were $4.1 leaving $2.7 million available credit at July 31, 1997.

Total debt at fiscal year-end 1997 was $21.9 million or 64% of total capitalization of $34.2 million.

Recent Events-Sale of Non-Core Assets
The Company has entered into agreements to sell two non-core assets previously included in the Cardiopulmonary business unit. The first asset being divested, emergency care products generated revenues of approximately $1.5 million and EBITDA of approximately $250,000 in the latest 12 months. The second asset being divested is an esothoracic technology, which is still in the development stage. It is currently generating no revenue and negative cash flow. The Company has closed on the sale of emergency care product's assets and anticipates closing on the sale of esothoracic technology during the second quarter of fiscal 1998.
The Company expects to realize gross proceeds of not more than $0.5 million. There was no impairment of related assets at July 31, 1997.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Inflation

In the view of management, the low levels of inflation in recent years and changing prices have had no significant effect on the Company's financial condition and results of operations. Generally, the Company is able to mitigate the effects of inflation on operating costs and expenses through price increases and productivity gains.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
CONSOLIDATED BALANCE SHEETS
MERIDIAN MEDICAL TECHNOLOGIES


                                                         July 31,                June 30,
                                                          1997                     1996
--------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash                                              $         23,300         $       511,800
  Restricted cash                                            264,400                 958,200
  Receivables, less allowance for doubtful
   accounts of $247,800 and $45,000 July 31, 1997
   and June 30, 1996 respectively                          7,507,600               7,536,700
  Inventories                                              6,046,600               5,326,700
  Prepaid expenses and other assets                          531,000                 800,200
  Deferred income taxes                                    1,658,600               1,217,500
                                                    ----------------         ---------------
     Total Current Assets                                 16,031,500              16,351,100
                                                    ----------------         ---------------

Fixed assets                                              17,246,300              27,016,100
Less accumulated depreciation                              1,468,400              12,025,800
                                                    ----------------         ---------------
Total fixed assets (net)                                  15,777,900              14,990,300
                                                    ----------------         ---------------


Excess of cost over net assets acquired, net               9,168,000               6,849,300
Other intangible assets, net                               3,104,800               3,503,100
                                                    ----------------         ---------------
                                                    $     44,082,200         $    41,693,800
                                                    ================         ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

  Accounts payable and other accrued liabilities           7,733,000         $     5,652,900
  Note payable to bank                                     4,112,800               4,072,600
  Note payable to Syntex                                          --                 588,400
  Current portion of long-term debt                        2,299,400                 516,800
  Customer deposits                                          917,800                 736,000
  Restructuring reserve                                      123,800                 640,400
                                                    ----------------         ---------------
    Total Current Liabilities                             15,186,800              12,207,100

Long-term debt:
  Notes payable                                           13,062,600              14,872,300
  Other long-term debt                                       859,000               1,184,300
Deferred revenue                                             314,900                      --
Other noncurrent liabilities                                 625,000                 616,500
Deferred income taxes                                      1,741,100               1,605,500
Long-term capital lease obligations                               --                  32,800
                                                    ----------------          --------------

    Total Liabilities                                     31,789,400              30,518,500
                                                    ----------------         ---------------
Minority interest in consolidated subsidiary                      --               6,788,500

Shareholders' equity:
  Common Stock $.10 par, 18,000,000 shares authorized,
  2,912,502 and 68,417 issued and outstanding                291,300                     700
  Additional capital                                      28,659,900              15,866,100
  Preferred stock, Series A-F                                     --                   7,500
  Warrants                                                 2,072,900               2,072,900
  Accumulated deficit                                    (18,311,800)            (13,393,300)
  Unearned stock option compensation                        (139,600)               (181,800)
  Foreign currency translation adjustment                    (67,000)                 26,200
  Treasury stock, at cost                                   (212,900)                (11,500)
                                                    ----------------         ---------------
    Total shareholder's equity                            12,292,800               4,386,800
                                                    ----------------         ---------------
                                                    $     44,082,200         $    41,693,800
                                                    ================         ===============


See Notes to Consolidated Financial Statements

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


CONSOLIDATED STATEMENTS OF OPERATIONS
MERIDIAN MEDICAL TECHNOLOGIES





                                         Year Ended          Month Ended         Year Ended          Year Ended
                                           July 31             July 31             June 30             June 30
                                            1997                 1996                1996                1995
-----------------------------------------------------------------------------------------------------------------

Net Sales                                $40,664,700         $ 4,510,600        $10,375,300         $ 2,903,500

Cost of Goods                             25,620,900           2,609,200          6,955,200           1,698,400
                                         ------------        -----------        -----------         -----------

Gross Profit                              15,043,800           1,901,400          3,420,100           1,205,100

Selling, general, and administrative
  expense                                  5,330,200             429,400          2,414,000           1,844,400
Research and development expenses          2,782,600             295,000          1,724,900             698,000
Depreciation and amortization              3,142,100             268,700            803,400             244,200
Write off in-process R&D                   2,702,200                  --          4,464,000                  --
Write off merger transaction costs         1,246,300                  --                 --                  --
Product exchange program                   1,539,400                  --                 --                  --
Restructuring charges                             --                  --            225,800                  --
                                         -----------         -----------        -----------         -----------
                                          16,742,800             993,100          9,632,100           2,786,600

Operating (loss) income                   (1,699,000)            908,300         (6,212,000)         (1,581,500)

Other (expense) income:
  Interest expense                        (2,567,000)           (153,800)          (550,700)            (18,600)
  Other income                               172,000              14,000             11,300                  --
                                         ------------        -----------        -----------         -----------
                                          (2,395,000)           (139,800)          (539,400)            (18,600)
                                         ------------        -----------        -----------         -----------

(Loss) income before provision for
  income and minority interest            (4,094,000)            768,500         (6,751,400)         (1,600,100)

Provision for income taxes                    45,400             439,800             26,900                  --

Minority interest in income of
  consolidated subsidiary                    265,200             327,400             16,700                  --
                                         ------------         ----------        -----------         -----------

Net (loss) income                        $(4,404,600)         $    1,300        $(6,795,000)        $(1,600,100)
                                         ============         ==========        ===========         ===========

Weighted average shares outstanding:       2,040,000              68,417             68,417              68,417
                                         ============         ==========         ==========         ===========

Net (loss) income per share              $     (2.16)         $     0.02        $    (99.32)        $    (23.39)
                                         ============         ==========        ===========         ===========


See Notes to Consolidated Financial Statements

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
MERIDIAN MEDICAL TECHNOLOGIES

                                             Number                   Number                   Additional
                                             of Shares   Par Value    of Shares    Par Value    Capital      Warrants
                                             ---------   ---------    ---------    ---------    -------      --------


Balance at June 30, 1994                     468,300     $   4,700     68,400       $    700     $8,098,200   $   --

     Issuance of nonqualified
       stock options                                                                                209,700
     Amortization of stock
       option compensation
     Issuance of treasury stock in
       exchange for services                                                                          3,500
     Cummulative translation
       adjustment
     Net loss
                                             ---------------------------------------------------------------------------

Balance at June 30, 1995                     468,300         4,700      68,400            700     8,311,400       --

     Sales of Series D preferred stock
       net of issuance costs of $19,929       45,700           500                                1,238,600
     Sales of Series E preferred stock
       net of issuance costs of $10,607       24,300           200                                  659,200
     Sales of Series F preferred stock
       net of issuance costs $91,019         208,700         2,100                                5,656,900
     Warrants issued with notes payable                                                                        2,072,900
     Amortization of stock
       option compensation
     Cummulative translation
       adjustment
     Net loss
                                             ---------------------------------------------------------------------------

Balance June 30, 1996                        747,000         7,500      68,400            700    15,866,100    2,072,900

     Cummulative translation
       adjustment
     Amortization of stock
       option compensation
     Adjust for STI earnings previously
       recorded
     Net income
                                             ---------------------------------------------------------------------------

Balance July 31, 1996                        747,000         7,500      68,400            700    15,866,100    2,072,900

     Merger with STI                        (747,000)       (7,500)  2,843,900        290,600    12,793,800
     Exchange of treasury stock for assets
     Amortization of stock
       option compensation
     Cummulative translation
       adjustment
     Net loss
                                             ---------------------------------------------------------------------------
Balance July 31, 1997                             --        $  --    2,912,300       $291,300   $28,659,900   $2,072,900
                                             ===========================================================================

See Notes to Consolidated Financial Statements

                                                                      Treasury Stock           Unearned
                                                      Foreign         ----------------            Stock
                                          Accumulate  Currency         Number                    Option        Shareholders'
                                            Deficit   Adjustment     of Shares     Cost       Compensation       Equity
                                          ----------  ----------     ---------     ----       ------------    ------------


  Balance at June 30, 1994                $(4,998,300)  $ 29,400       1,900     $(13,000)     $(104,900)        $ 3,016,800


     Issuance of nonqualified                                                                   (209,700)                 --
       stock options
     Amortization of stock
       option compensation                                                                        59,400              59,400
     Issuance of treasury stock in
       exchange for services                                            (200)       1,500                              5,000
     Cummulative translation
       adjustment                                         (9,800)                                                     (9,800)
     Net loss                              (1,600,100)                                                            (1,600,100)
                                          ----------------------------------------------------------------------------------
Balance at June 30, 1995                   (6,598,400)    19,600       1,700      (11,500)      (255,200)          1,471,300

     Sales of Series D preferred stock                                                                             1,239,100
       net of issuance costs of $19,929
     Sales of Series E preferred stock
       net of issuance costs of  $10,607                                                                             659,400
     Sales of Series F preferred stock
       net of issuance costs $91,019                                                                               5,659,000
     Warrants issued with notes payable                                                                            2,072,900
     Amortization of stock
       option compensation                                                                        73,400              73,400
     Cummulative translation
       adjustment                                          6,600                                                       6,600
     Net loss                              (6,749,900)                                                            (6,794,900)
                                          ----------------------------------------------------------------------------------
                                          (13,393,300)    26,200       1,700      (11,500)      (181,800)         (4,386,800)

Balance June 30, 1996

     Cummulative translation
       adjustment                                        (35,200)                                                    (35,200)
     Amortization of stock
       option compensation                                                                         6,200               6,200
     Adjust for STI earnings previously
       recorded                              (515,200)                                                              (515,200)
     Net income                                 1,300                                                                  1,300
                                            ----------------------------------------------------------------------------------

Balance July 31, 1996                      (13,907,200)   (9,000)      1,700      (11,500)      (175,600)          3,843,900

     Merger with STI                                                                                              13,076,900
     Exchange of treasury stock for assets                                       (201,400)                          (201,400)
     Amortization of stock
       option compensation                                                                        36,000              36,000
     Cummulative translation
       adjustment                                        (58,000)                                                    (58,000)
     Net loss                               (4,404,600)                                                           (4,404,600)
                                            -----------------------------------------------------------------------------------
                                          $(18,311,800)  (67,000)       1,700    $(212,900)     $(139,600)        $12,292,800
Balance July 31, 1997                     ====================================================================================

CONSOLIDATED STATEMENT OF CASH FLOWS
MERIDIAN MEDICAL TECHNOLOGIES


                                                   Year ended    Month ended  Year ended     Year ended
                                                    July 31,       July 31,     June 30,       June 30,
                                                      1997          1996         1996           1995
                                                   ----------------------------------------------------
Operating activities:
  Net (loss) income                                $ (4,404,600)  $   1,300     (6,795,000)  $(1,600,100)
  Adjustments to reconcile net (loss) income
    to net cash provided by (used for)
    operating activities                                     --          --             --            --
      Depreciation and amortization                   3,142,100     268,700        803,400       244,200
      Amortization of deferred compensation              36,000       6,200         73,400        59,400
      Amortization of notes payable discount            458,900          --             --            --
      Issuance of treasury stock for payment
        of services                                          --          --             --         5,100
      Loss on fixed asset disposals                     347,000          --             --            --
      Deferred income taxes                            (305,000)    (36,100)            --            --
      Write off of in-process R&D                     2,702,200          --      4,464,000            --
      Write off of patents and other intangibles        340,000          --             --            --
      Minority interest                                 265,200     327,400         16,700            --
  Changes in assets and liabilities
      Receivables                                       (68,300) (1,911,700)       929,400      (264,200)
      Inventories                                      (716,200)    153,900       (998,800)      150,300
      Prepaid expenses and other assets                 203,000     (72,900)            --        22,900
      Accounts payable                                1,959,800     530,100            500       365,500
      Restructuring reserve                            (516,600)         --        185,400            --
      Other liabilities and accrued expenses           (647,900)    (69,800)       572,500        (4,400)
      Deferred revenue                                  314,900          --             --            --
     Other noncurrent assets                            489,100          --       (356,000)           --
     Other noncurrent liabilities                       (30,500)         --         56,000      (109,400)
                                                  ------------------------------------------------------

          Net cash provided by (used for)
            operating activities                      3,569,100    (802,900)    (1,048,500)   (1,130,700)
                                                  ------------------------------------------------------

Investing activities:
    Purchases of fixed assets                        (3,286,500)   (548,300)      (463,300)      (34,800)
    Purchases of patents and licenses                   (58,600)         --           (800)           --
    Decrease (increase) in restricted cash              696,800      (3,000)      (958,200)           --
    Purchase of STI                                          --          --    (21,589,400)           --
    Purchase of Telemedicine division                        --          --             --    (2,063,000)
    Sale (purchase) of short - term investments         257,500    (257,500)            --            --
    Proceeds from sale of fixed assets                    2,900          --             --            --
                                                  ------------------------------------------------------

          Net cash used for
            investing activities                     (2,387,900)   (808,800)   (23,011,700)   (2,097,800)
                                                  ------------------------------------------------------


Financing activities:
    Proceeds from line of credit                         40,200   1,660,200        361,300       7,900
    (Net payment) proceeds on note payable
      (long-term)                                    (1,838,400)         --     14,672,200     200,000
    (Net payment) proceeds on other long-term debt      112,600      65,200        (86,200)    (35,900)
    Payment under noncompete agreement                       --          --        (57,500)   (180,000)
    Proceeds from issuance of warrants                       --          --      2,072,900          --
    Proceeds from issuance of preferred stock                --          --      7,557,600          --
                                                  ----------------------------------------------------

          Net cash (used for) provided by
            financing activities                      (1,685,600)  1,725,400    24,520,300      (8,000)
                                                  ----------------------------------------------------

Ajustment for STI cash flows previously recorded              --     (97,800)           --          --
                                                  ----------------------------------------------------
Net (decrease) increase in cash                         (504,400)     15,900       460,100  (3,236,500)
Cash at beginning of period                              527,700     511,800        51,700   3,288,200
                                                  ----------------------------------------------------
Cash at end of period                              $      23,300  $  527,700   $   511,800  $   51,700
                                                  ====================================================

See Notes to Consolidated Financial Statements

ITEM 8.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Meridian Medical Technologies, Inc.

1. Business and Summary of Significant Accounting Policies

Meridian Medical Technologies, Inc. ("Company") is a technology-based health care company that designs, develops and produces a broad range of automatic injectors, prefilled syringes, cardiopulmonary products, and other innovative health care devices, with a major focus on safe and convenient participation by the patient in injection therapy and cardiac monitoring. The Company also supplies customized drug delivery system design, pharmaceutical research and development and Good Manufacturing Practices GMP-approved sterile product manufacturing to pharmaceutical and biotechnology companies.

On November 20, 1996, Brunswick Biomedical Corporation ("Brunswick") was merged into Survival Technology, Inc. ("STI") to form the Company. At the time of the merger, Brunswick held approximately 61% of STI's outstanding common stock, which it had purchased from the estate of STI's late founder on April 15, 1996. Upon completion of the merger, the Company's fiscal year end was changed from June 30 to July 31.

Although STI was the surviving corporation of the merger as a legal matter, the merger was treated as a purchase of STI by Brunswick for financial accounting purposes. As a result, Brunswick's historical financial statements became the Company's financial statements, STI's assets and liabilities have been revalued to their respective fair values and the Company's historical financial statements reflect the combined operations of STI and Brunswick after April 15, 1996 (subject to minority interests). The minority interests were eliminated upon completion of the merger on November 20, 1996.

Liquidity

The Company's liquidity at July 31, 1997 and for the first quarter of 1998 has been adversely impacted by the Company's current obligations under its senior debt and the voluntary exchange program (see note 13). The Company expects its liquidity to improve substantially in 1998 upon the completion of an anticipated restructuring of its debt. The restructuring is anticipated to extend principal payments and/or increase the Company's borrowing capacity. A delay in the restructuring of the Company's debt could have an adverse effect on the Company's liquidity.

The Company and International Nederlanden (U.S.) Capital Corporation ("ING"), its primary lender, have agreed to modifications of certain debt covenants through the maturity of the term loan. Management believes that these modifications will enable the Company to operate in compliance with all covenants through at least July 31,1998. The Company believes it has a good working relationship with ING and that ING will continue to work with the Company.

The Company is pursuing the restructuring of its debt structure, and, if necessary, would consider other alternatives such as reductions in discretionary spending. Management believes that debt restructuring and additional capital is needed to continue with its planned strategic initiatives and growth objectives.

Principles of Consolidation

All intercompany balances and transactions have been eliminated in consolidation.


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

Intangible Assets

Intangible assets consist of the following:

                                             July 31, 1997        June 30, 1996
                                             -------------        -------------
Excess of cost over net assets acquired       $10,350,700         $ 7,017,900
Patents and licenses                            2,417,600           2,523,500
Other                                           1,479,200           1,654,700
                                              -----------         -----------
                                               14,247,500          11,196,100
Less: accumulated amortization                 (1,974,700)           (843,700)
                                              -----------         -----------
                                              $12,272,800         $10,352,400
                                              ===========         ===========


Excess of cost over net assets acquired and other intangible assets are amortized over 10 years. Legal costs incurred in connection with patent applications and costs of acquiring patents and licenses are capitalized and amortized on a straight-line basis over the shorter of the patent life (not to exceed seventeen years) or the period of expected benefit.

Revenue Recognition

Sales of medical products are recorded when shipments are made to customers. Revenues from the U.S. Department of Defense ("DoD") industrial base maintenance contract are recorded ratably throughout the contract term with the exception of revenue from the component prestocking program that is recorded upon component receipt in MMT's warehouse and product sales which are recorded upon acceptance by the customer. Revenues from license fees are recorded when the fees are due and non-refundable. Revenues from research and development arrangements are recognized in the period related work has been substantially completed.

Foreign Currency

Assets and liabilities of foreign operations are translated at the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated using a weighted average of exchange rates in effect during the year. Cumulative translation adjustments are shown in the accompanying consolidated balance sheets as a separate component of shareholders' equity.

Research and Development

Research and development expenses are charged to operations in the period incurred.

Income Taxes

The Company accounts for income taxes using the asset and liability approach as prescribed by Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". The asset and liability approach requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences between carrying amounts and the tax basis of assets and liabilities.

Value of Financial Instruments

Other than described below, the Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, accounts receivable, accounts payable and other accrued liabilities to approximate the fair value of the respective assets and liabilities at July 31, 1997 and June 30, 1996. Management believes the principal balance of its term note payable with ING, which is $1.6 million higher than the carrying value, is a better estimate of the fair value of that note.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed on the weighted average number of common and common equivalent shares outstanding which were as follows: 2,040,000 for the year ended July 31, 1997 , 68,417 for the one month ended July 31, 1996, and 68,417 for the years ended June 30 1996 and 1995. Stock options and warrants are considered to be common equivalent shares when dilutive.

Reclassification

Certain reclassifications have been made to prior year financial statements in order to conform with the current year presentation.

Accounting Standards Not Adopted

In February 1997, the Financial Accounting Standards Board issued (FASB) Statement No. 128, "Earnings per Share" which is required to be adopted in the Company's quarter ending January 31, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary basic per share, the dilutive effect of stock options will be excluded. The Company does not expect the impact of adopting this new accounting standard to be significant.

In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. This statement is effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information" which establishes standards for public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the standards for related disclosures about products and services, geographic areas and major customers. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for financial statements for periods beginning after December 15, 1997.

Management is currently evaluating the requirements of Statements No. 130 and No. 131, respectively.

2.   Inventories

Inventories as of July 31, 1997 and June 30, 1996 consist of the following:

                                    July 31,                 June 30
                                      1997                     1996
                                      ----                     ----
Components and subassemblies      $4,788,000               $3,217,200
Work in process                    1,459,500                1,436,900
Finished goods                       345,400                  966,100
                                  ----------               ----------
                                   6,592,900                5,620,200
Inventory valuation allowance       (546,300)                (293,500)
                                  ----------               ----------
                                  $6,046,600               $5,326,700
                                  ==========               ==========


3.   Fixed Assets

Fixed assets as of July 31, 1997 and June 30,1996 consist of the following:


                                    July 31,                 June 30
                                      1997                     1996
                                      ----                     ----

Furniture and equipment           $10,676,100              $18,191,000
Leasehold improvements              3,957,900                6,707,200
Construction in progress            2,612,300                2,117,900
                                  -----------              -----------
                                   17,246,300               27,016,100
Less: accumulated depreciation     (1,468,400)             (12,025,800)
                                  -----------              -----------

                                  $15,777,900              $14,990,300
                                  ===========              ===========

The Company capitalized interest costs of $153,200 and $90,300 on internally constructed fixed assets in years ended July 31, 1997 and June 30, 1996, respectively.

4.   Restructuring Charge

In fiscal 1995, STI's Board of Directors approved a restructuring plan which resulted in a $450,000 charge against earnings for the relocation of the corporate headquarters. As part of this plan, STI initiated certain organizational changes during 1996 and 1997 resulting in additional charges related to employee severance benefits provided to certain employees terminated during fiscal 1996 and 1997. The Company's fiscal 1996 consolidated financial statements include a charge of $225,800 related to restructuring charges incurred subsequent to the acquisition of STI. The restructuring reserve was $123,800 and $640,400 as of July 31, 1997 and June 30, 1996, respectively.
Reductions were related to cash payments for severance, moving costs and the differential on the lease cost of STI's former headquarters office and the income from the sublease of the facility.

5.   Merger of STI and Brunswick Biomedical Corporation


The acquisition of 61% of STI's common stock and subsequent merger of Brunswick and STI to form the Company were accounted for as a purchase. The purchase price was allocated first to tangible assets and identifiable intangible assets and liabilities of STI based on an independent assessment of their fair market values with the remainder allocated to the excess of cost over the fair value of net assets acquired. The purchase price and the purchase price allocation are as follows:

                                                     61% Interest         39% Interest            Total
                                                     ------------         ------------            -----
Cash consideration paid                              $16,069,386          $      0            $16,069,386
Promissory note to the founder's estate                4,700,000                 0              4,700,000
Stock exchanged                                                             11,885,000         11,885,000
Transaction expenses                                     820,019             1,200,000          2,020,019
                                                     -----------          ------------        -----------
Purchase price                                        21,589,405            13,085,000         34,674,405

Historical book value of net assets acquired          10,680,600             6,788,500         17,469,100
                                                     -----------          ------------        -----------
Excess of purchase price over historical
book value of net assets acquired                    $10,908,805          $  6,296,500        $17,205,305
                                                     ===========          ============        ===========

The excess purchase price was allocated as follows:

         Property, plant and equipment               $    (2,689)         $   (308,991)       $  (311,680)
         In-process research and development           4,464,007             2,702,234          7,166,241
         Other intangible assets                         942,230               570,387          1,512,617
         Excess of cost over fair value of
         net assets acquired                           5,505,257             3,332,870          8,838,127
                                                     -----------          ------------        -----------
                                                     $10,908,805          $  6,296,500        $17,205,305
                                                     ===========          ============        ===========

The intangible assets are amortized on a straight-line basis over their estimated life of 10 years. The allocation of excess purchase price to in-process research and development represents the independent assessment of the fair value of a number of research and development projects whose technological feasibility has not yet been established. These research and development projects have no alternative future use and, therefore, have been charged to expense as of the date of consummation of the transactions.

Pursuant to the Merger Agreement, each outstanding share of Brunswick's common stock was exchanged for 2.1 shares of STI's common stock and STI's common stock remained outstanding and unchanged. Each of Brunswick's outstanding shares of preferred stock was converted into 2.1 shares of STI's common stock and the preferred shareholders received a warrant to purchase 0.4 of a share of STI's common stock at an exercise price of $11.00 per share for each preferred share owned, exercisable for a period of five years following the merger. In addition, STI assumed Brunswick's obligations under outstanding option and warrant agreements.

Prior to the merger, there were 3,091,700 shares of STI common stock issued and outstanding. In connection with the merger, STI issued 1,708,928 shares of common stock in exchange for all of the outstanding common and preferred stock of Brunswick. In addition, each of the 1,888,126 shares of STI common stock previously owned by Brunswick were retired. Following the merger, the Company (previously STI) had 2,912,502 shares outstanding.

Upon completion of the merger, the Company assumed Brunswick's indebtedness under a senior bridge loan of $11 million, a subordinated promissory note ("Note") of $4.7 million, and a subordinated loan ("Subordinated Loan") of $1 million. Upon completion of the merger the senior bridge loan converted into a $10 million Term Loan ("Term Loan") and $1 million of the outstanding principal amount was repaid. In addition, the lenders of the senior bridge loan made available to the Company a $5 million revolving credit loan, a portion of which was used to discharge the Company's existing debt under its previous line of credit. (See Note 6).

A total of $2,446,332 in transaction expenses were incurred by Brunswick and STI to complete the merger. Of these costs, $1,200,000 was included as transaction expenses in the determination of the purchase price. The remaining costs, amounting to $1,246,332 and consisting primarily of costs incurred by STI, were expensed during fiscal 1997.

The following unaudited pro forma information adjusts the operating results as shown in the consolidated financial statements of operations to give the effect to the merger as if the transaction had occurred at the beginning of each of the years presented. The unaudited information below is not necessarily indicative of the results which would have occurred had the companies been actually merged during the periods presented.

                                   Year ended         Year ended
                                   July 31, 1997      June 30, 1996
                                   -------------      -------------

Net Sales                           $40,665,000        $35,015,000

Pro forma net loss                   (5,978,900)        (6,900,600)

Pro forma loss per share                  (2.05)             (2.37)

6.   Debt

Line of Credit

Prior to the merger, STI had a revolving credit agreement with Merrill Lynch Business Financial Services, Inc. ("MLBFS") for a maximum commitment of $5 million. Upon completion of the merger (see Note 5), the Company terminated the agreement with MLBFS and entered into a credit agreement with International Nederlanden (U.S.) Capital Corporation ("ING") for a new $5 million line of credit and a $10 million long- term loan. The Company increased its available line of credit with ING, subject to certain limitations, to $6.5 million as of September 2, 1997.

An additional line of credit exists for the operation in N. Ireland. The line of credit is for 145,000 pounds and is secured by an irrevocable standby Letter of Credit. The line of credit matures annually each December and bears interest at the banks published rate approximately 8% at July 31, 1997.

The MLBFS line of credit had an interest rate equal to the 30 day commercial paper rate plus 265 basis points (8.04% at July 31, 1996). The MLBFS line of credit was secured by substantially all of STI's assets and general intangibles. The ING line of credit accrues interest at either the greater of the Prime Rate plus 1.25% (9.75% at July 31, 1997) or the federal funds rate plus 1.75%; or the eurodollar loan rate plus 3.25%. The ING line is secured by certain accounts receivable and inventory. The outstanding borrowings on the Company's lines of credit were $4.1 million at both July 31, 1997 and June 30,1996. The Company pays a commitment fee to ING of .0025% per month on the average unused portion of the line of credit.

Long-Term Debt (ING)

In April 1996, in order to finance a portion of the acquisition of STI, Brunswick entered into a credit agreement with ING for a $11 million bridge loan, of which $1 million was held in escrow. Upon completion of the merger (See
Note 5), the Company assumed Brunswick's obligation, repaid the $1 million held in escrow and converted the remaining balance into a $10 million term loan. The term loan accrues interest at either the Eurodollar loan rate plus 3.5%; or the greater of the prime rate plus 1.5% or the federal funds rate plus 2.00%, (10.0% at July 31, 1997) with quarterly principal payments of $250,000 beginning in June 1997 increasing to $500,000 in December 1997 and maturing on October 31, 2001. The outstanding balance on the term debt was $9,750,000 at July 31, 1997.

Warrants were issued to ING in the financing described above. The Company allocated $2,072,900 of the note proceeds to the warrants based on the relative fair value of the warrants and the note at the agreement date. Accordingly, the note is carried at a discount from its maturity value. The Company is amortizing the discount over the term of the debt using the effective interest rate method. This resulted in a charge against operations of $458,900 in fiscal 1997. Any extinguishment of this debt will result in a charge against earnings for the unamortized amount remaining when extinguishment occurs. The Company is required to maintain certain financial covenants and is restricted from paying cash dividends.

Subordinated Promissory Note Payable to Sarnoff Estate

In April 1996, in order to finance the initial phase of the STI acquisition, Brunswick signed a $4.7 million promissory note to the founder's estate. The promissory note matures on the fifth anniversary of the merger with STI (November 2001). The loan is unsecured and has an interest rate of 12% through April 1998 and 13% thereafter. Prior to April 1998, accrued interest on the note will be added to the principal balance, and as of April 1998, interest will be payable monthly. Accrued interest added to principal as of July 31, 1997 and June 30, 1996 was $809,600 and $169,100, respectively, resulting in an outstanding balance as of July 31, 1997 and June 30, 1996 of $5,509,600 and $4,869,100, respectively.

EM Industries, Inc. Subordinated Loan

In April 1996, in order to finance a portion of the STI acquisition, Brunswick obtained a $1 million loan from EM Industries, Inc. The loan matures in November 2001. Seven consecutive quarterly installment payments of $125,000 commence April 1999 and the remaining loan balance is due upon maturity. The loan is unsecured and has an interest rate of 12% through April 1998 and 13% thereafter. Accrued interest is to be added to the principal through April 1998 and is to be paid monthly thereafter. The balance at July 31, 1997 and June 30, 1996 was $1,167,400 and $1,025,500, respectively.

Other Long-Term Debt

In April 1991, STI borrowed $5.4 million from Syntex Laboratories, Inc. ("Syntex"). Principal repayments commenced August 1, 1991 through credits against amounts invoiced to Syntex for products delivered under a Manufacturing and Packaging Agreement between the parties. Outstanding principal as of July 31, 1997 and June 30, 1996 was $0 and, $588,400, respectively.

In May 1995, the Company entered into a loan agreement with the CIT Group/Equipment Financing, Inc. ("CIT") to assist in financing the Company's capital investment programs. This arrangement consists of a series of loans for the acquisition of production molds, high-speed component preparation and filling equipment and facility renovations. Loan principal outstanding was $1.1 million and $1.2 million as of July 31, 1997 and June 30, 1996, respectively. The interest rate in both years was approximately 8.8%. Repayment of each loan is due in sixty (60) equal monthly installments. The agreement with CIT is collateralized by the asset financed with the loan.

In January 1996, the Company received a non-interest bearing loan in the amount of $375,000 from Center Laboratories, Inc. -- Center, now Dey Laboratories,
(Dey) STI's exclusive distributor for the EpiPen(R) and EpiE-ZPen(TM). The proceeds from this loan assisted the Company in purchasing high-speed filling and automated packaging equipment which will reduce the cost of manufacturing the EpiE-Zpen(TM). Repayment of this loan commenced during the first quarter of fiscal 1997 with an agreed upon credit per unit of product shipments to Dey. The Company anticipates loan repayment to be completed by fiscal 1999. The balance at July 31, 1997 and June 30, 1996 was $281,200 and $375,000, respectively.

Maturities of all long term-debt are as follows:
         1998              -          $2,299,400
         1999              -           2,845,300
         2000              -           3,132,300
         2001              -           8,808,000
         2002              -             750,000
         Thereafter        -                   0
                                      ----------
Sub-total                            $17,835,000
Discount on term loans                (1,614,000)
                                      ----------
Total debt per balance sheet         $16,221,000
                                     ===========

Interest paid for the year ended July 31, 1997 and the month ended July 31, 1996 was $2,466,700 and $26,100.


7.   Shareholders Equity

Common Stock


The average number of common shares outstanding for the year ended July 31, 1997 reflects the weighted average of Brunswick shares through the merger date and the Company's shares thereafter. The number of Brunswick common shares outstanding as of June 30, 1996 was 68,417. The number of the Company's weighted average shares outstanding for year ended July 31, 1997 was 2,040,000.

Stock Options

In November 1993, Brunswick adopted the 1993 Stock Option Plan ("the 1993 Plan"). As of June 30, 1996, 124,720 Brunswick options were outstanding. At the merger date, the Company assumed Brunswick's obligations with respect to such options, and all Brunswick options were converted to stock options of the Company at a rate of 2.1 to 1 resulting in 258,100 options.

Pursuant to the merger, the Company assumed STI's 293,800 outstanding options.

The Company has adopted two Stock Option Plans ("the Plans") which reserve 500,000 shares for granting of options through 2001 and 500,000 shares, subject to shareholder approval, for granting of options through 2007. The Plans provide for issuance of non-qualified stock options, incentive stock options, stock appreciation rights, incentive shares and restricted stock.

Options granted to employees, officers and directors pursuant the Company's stock option plans generally have been exercisable in varying amounts in cumulative annual installments up to ten years from the date of grant. The exercise price on all options granted during year ended July 31, 1997 was equivalent to the market value of the Company's stock on the date of grant.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which recommends a fair value based methodology of accounting for all stock option plans. Under SFAS No. 123, companies may account for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations and provide pro forma disclosure of net income, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options and provide pro forma fair value disclosure under SFAS 123. The Company recognized $36,000, $73,400 and $59,400 of expense in fiscal 1997, 1996 and 1995, respectively, as a result of options issued in prior years with exercise prices less than fair market value at the date of grant.

For SFAS 123, the fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997: Risk-free interest rate of 6.5%; no dividends; a volatility factor of the expected market price of the Company's common stock of
 .53 and a weighted-average expected life of the options of approximately 4 years. Options assumed in the merger have been included in the fair value estimates assuming the original grant date and adjusted exercise price.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For the purpose of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options' vesting periods. The Company's pro forma net loss and net loss per share calculated using the provisions of FAS 123 were as follows:

                                                       Year ended
                                                      July 31, 1997
                                                      -------------
Net (loss)                                             $(4,404,600)
Pro Forma FAS 123 expense                                 (153,400)
                                                       -----------
Pro forma net (loss) income                            $(4,558,000)
                                                       ===========
Weighted average shares
   outstanding                                           2,040,000
   Pro forma net loss per share                             ($2.23)
                                                       ===========

The following table summarizes stock options activity for the year ended July 31, 1997. Amounts presented reflect the combined option plans of Brunswick and STI with the adjustments as necessary to reflect the exchange ratio in connection with the November 1996 merger of Brunswick and STI.

                                                     Year ended
Number of Shares                                        1997
----------------                                        ----
Options outstanding
  at beginning of year                               551,900
  Granted during the year                             57,600
  Exercised during the year                           (8,800)
  Expired or terminated                              (47,400)
                                                     -------

Options outstanding at
 end of year                                         553,300

At July 31, 1997 the price range of options outstanding are as follows:

Less than $1.00                                      148,512
$1.00-$5.00                                          111,000
$5.00-9.00                                           120,475
$9.00 +                                              173,313
                                                     -------

                                                     553,300


Options exercisable at July 31, 1997 were 380,200. The average contractual life of the Company's options is approximately 6 years.

The weighted average fair value of options granted during 1997 was $5.85.

Common Stock Warrants

Outstanding warrants to acquire the Company's common stock as of July 31, 1997 are as follows:

                                    Number of
Exercise Price                       Shares
--------------                      ---------
Less than $1.00                     153,655
At $11.00                           534,635
At $27.55                            76,226
                                    -------

                                    764,516
                                    =======

The warrants outstanding begin to expire in 2000 with the majority expiring in 2001.

Convertible Redeemable Preferred Stock

In April 1996, Brunswick issued 208,710 shares of Series F preferred stock for $27.55 per share, resulting in net proceeds of $5,568,950. In connection with the series F preferred stock financing, all shares of Series D and E preferred stock automatically converted into an equal number of shares of Series F preferred stock.

In March 1996, Brunswick issued 45,695 shares of Series D preferred stock and 24,319 shares of Series E preferred stock for $27.55 per share, resulting in net proceeds of $1,239,059 and $659,492, respectively.

In November 1993, Brunswick issued 374,462 shares of Series C preferred stock in exchange for cash and the conversion of certain notes payable.

In connection with the merger of Brunswick and STI in November 1996, each share of preferred stock was converted into shares of the Company's common stock(See
Note 5).


8.   Income Taxes

As a result of net operating losses incurred by Brunswick in fiscal 1995, there was no provision for income taxes. In fiscal 1996, a provision for income taxes of $26,900 was recorded to provide for the earnings of STI subsequent to the acquisition of 61% of STI's common stock by Brunswick.

The provision for federal and state income taxes consist of the following:

                             Year ended                  Month ended
                              July 31,                     July 31,
                                1997                         1996
                             ----------                  -----------
Current:
     Federal                 $482,400                     $374,800
     State                     71,000                       65,000
     Other                     22,000                            -
NOL utilization             (225,000)                            -
                            ---------                     --------
                              350,400                     $439,800

Deferred:
     Federal                (259,000)                            -
     State                   (35,000)                            -
     Other                   (11,000)                            -
                             --------                     --------
                            (305,000)                            -
                            ---------                     --------

                            $ 45,400                      $439,800
                            ========                      ========

The following is a reconciliation of the provision for income taxes to provision calculated at the statutory rate:

                                                                        Year ended                Month ended
                                                                       July 31, 1997              July 31, 1996
                                                                       -------------             --------------
Provision for income taxes at federal statutory rate                   ($1,498,000)                 $261,000

State taxes, net of federal income tax benefit                            (265,000)                   46,000

Write off non-deductible in process R&D                                  1,024,607                         -

Taxable income provided by STI not
     available for Brunswick NOL's                                               -                   195,000

Non deductible merger costs                                                473,606                         -

Non-deductible amortization costs                                          345,787                    93,000

Other                                                                      (35,600)                 (155,200)
                                                                       -----------                  --------

                                                                       $    45,400                  $439,800
                                                                       ===========                  ========

The Company paid income taxes of $551,900, $0, $0 and $0 for the year ended July 31, 1997, month ended July 31, 1996 and years ended June 30, 1996 and 1995, respectively.

The Company provides deferred income taxes for temporary differences between the book basis of assets and liabilities for financial purposes and the book basis assets and liabilities for tax return purposes. Deferred tax assets and liabilities were as follows at July 31, 1997 and June 30, 1996:

                                          July 31,                  June 30,
                                            1997                      1996
                                            ----                      ----
Net operating loss and tax
 credits carryforward                    $ 2,123,000              $ 2,378,000
Inventory valuation                           90,600                  255,600
Uniform inventory capitalization             373,400                  322,300
Postretirement benefits                      241,300                  173,700
Deferred lease income                           -                      64,200
Vacation expense                              57,900                   57,900
Restructuring charge                          47,800                  247,200
Product exchange reserve                     594,900                        -
Other                                        252,700                  418,600
Valuation allowance                       (2,123,000)              (2,700,000)
                                         -----------              -----------

Deferred tax asset                       $ 1,658,600              $ 1,217,500
                                         ===========              ===========

Depreciation                             $(1,601,900)             $(1,492,700)
Patent costs                                (135,500)                (112,800)
Other                                         (3,700)                       -
                                         -----------              -----------
Deferred tax liability                   $(1,741,100)             $(1,605,500)



At July 31, 1997, the Company has net operating losses (NOLs) available for future use of approximately $6 million. These NOL's begin to expire in 2005.

9.   Employee Retirement Plans

Pension and Savings Plans

The Company maintains a profit sharing thrift plan covering all full-time employees not covered by a collective bargaining agreement. Annual contributions under the plan may be made up to 6.6% of the base annual salary of all plan participants. Plan benefit allocations are based on the participants' annual compensation. The Company made no contributions in fiscal 1996 or 1997. As part of this profit sharing thrift plan, eligible employees may elect to contribute up to 12% of their base salary to the plan. The Company matches a portion of the employee contributions which amounted $35,800 in fiscal 1996 and $152,000 in fiscal 1997.

The Company also made payments to a pension plan for its full-time employees in St. Louis, Missouri covered by a collective bargaining agreement. Contributions to this plan resulted in expense of $16,400 (after the initial purchase of STI common stock) in fiscal 1996 and $92,000 in fiscal 1997.


Other Postretirement Benefits

The Company sponsors a postretirement benefit plan (the "Plan") to provide certain medical and life insurance benefits to retirees, their spouses and dependents. Employees who terminated from active service after March 1992 and are at least 60 years of age, but no more than age 65, with 20 years service, are eligible for medical coverage. Employees who terminated from active service prior to April 1, 1992 and were at least 55 years of age, but no more than age 65, with 10 years service, are eligible for medical and life insurance coverage. The Plan is contributory for medical benefits based on the retiree's years of service and is noncontributory for life insurance benefits. The Company funds its obligations under the Plan as incurred.

The following table sets forth the Plan's funded status:

                                                         1997          1996
                                                         ----          ----
Accumulated postretirement benefit obligation:
   Retirees                                            $448,000     $ 877,000
   Fully eligible and other Plan participants           380,000       502,000
                                                       --------     ---------
                                                        828,000     1,379,000
   Unrecognized prior service cost                      (51,000)      (60,000)
   Unrecognized net gain (loss)                         544,000      (106,000)
   Unrecognized transition obligation                  (718,000)     (763,000)
                                                       --------      --------
      Accrued postretirement benefit cost              $603,000      $450,000
                                                       ========     =========

In fiscal 1997, the Company recognized net periodic postretirement expense of $153,000 as follows:

                                                                      1997
                                                                      ----
         Service cost-benefits attributed to service
                  during periods                                   $ 48,000
         Interest cost on accumulated postretirement
                  benefit obligation                                112,000
         Amortization of prior service                                9,000
         Amortization of net gain                                   (61,000)
         Amortization of transition obligation                       45,000
                                                                   --------
         Net periodic postretirement benefit cost                  $153,000
                                                                   ========


The cost for fiscal 1996 (after the initial purchase of STI common stock) was $ 42,700. For measurement purposes, a 9.0% annual rate of increase in cost of health care was assumed for fiscal 1997; the rate was assumed to decrease gradually to 5% by 2005 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing assumed health care cost by 1% in each year would increase the accumulated postretirement benefit obligation as of July 31, 1997 by $183,000 and the aggregate of the service and interest cost component of net periodic postretirement benefit cost by $47,000 for the year ended July 31, 1997. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 8% for 1997 and 1996.

10.  Commitments and Contingencies

Leases

The Company has various commitments under operating leases through 2009 relating to computer hardware and software, its pharmaceutical manufacturing facility and warehouses in St. Louis, Missouri, its facility in the United Kingdom and administrative offices in Columbia, Maryland and St. Louis, Missouri.

Future minimum rentals as of July 31, 1997 under noncancellable leases are as follows:

                                   Operating                Sublease
    Year Ending July 31              Leases                  Revenue
    -------------------              ------                  -------
          1998                    $1,131,000               $  330,100
          1999                     1,064,000                  330,100
          2000                     1,000,000                  330,100
          2001                       860,000                  330,100
          2002                       534,000                  165,100
          Thereafter               1,426,000                        -
                                  ----------               ----------
                                  $6,015,000               $1,485,500
                                  ==========               ==========

The Company incurred rental expense of $825,400 in 1997 and $ 63,600 in July
1996.

Sales/Leaseback of Corporate Headquarters Building

In connection with the December 1988 sale of the Company's former headquarters building in Bethesda, Maryland, the Company's obligations under the Leasehold Deed of Trust ("Ground Lease") were assigned to and assumed by the purchaser of the building. The Company remains contingently liable under the Ground Lease. The annual commitment under the Ground Lease aggregated $147,000 in 1997 (adjusted for increases in the Consumer Price Index) and extends until the year 2042.

Litigation

Lawsuits and claims are filed from time to time against the Company and its subsidiaries in the ordinary course of business. Management of the Company, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

Government Contract Revenue

The Company's supply contracts with the Department of Defense ("DoD) are subject to post-award audit and potential price redetermination. In the opinion of management, adjustments, if any, on completed contracts would not have a material adverse effect on the Company's consolidated financial position or results of operations.

Employee Contracts

The Company entered into agreements with certain key employees which provide for certain benefits should the employee be terminated within the term of the agreement for other than specified reasons. The Company also entered into agreements with certain other key employees which provide for certain benefits should the employee be terminated within a two year period subsequent to a change of control (as defined by the agreements) for other than specified reasons. Benefits to be provided under these agreements include continued life, disability, accident and health insurance coverage for a period of two years and a severance payment up to 200% of the employee's annual base compensation. Additionally, all stock options held by the employee become immediately exercisable and any restrictions on transfer of the Company's stock held by the employee shall lapse. These arrangements renew for one-year periods unless timely notice of non-renewal is given. The maximum contingent liability under these agreements at July 31, 1997 aggregates $1.1 million.

11.  Industry Segment Information

The Company operates in one industry segment which includes the design, development, manufacture and sale of medical products and related services, with a major focus on safe and convenient participation by the patient in injection therapy and in Cardiopulmonary Analysis Systems. The Cardiopulmonary business unit operates in N. Ireland with most of its revenue generated overseas.

12.  Significant Customers

Financial information relating to major customers and export sales follows:

                                            1997        1996              1995
                                            ----        ----              ----
Sales to major U.S. customers
  U.S. Department of Defense             $13,115,800  $2,535,700     $        -
  Dey Laboratories, Inc.                  15,027,900   2,515,800              -
  Other                                    5,051,100   4,556,900      2,903,500
                                         -----------  ----------     ----------
Total                                    $33,194,800  $9,608,400     $2,903,500


Export Sales:
  Contract sales to the
      Governments of foreign countries     4,709,400     680,600              -
  Other                                    2,760,500      86,300              -
                                         -----------  ----------     ----------
Total export sales                         7,469,900     766,900              -
                                         -----------  ----------     ----------

Total net sales                          $40,664,700  10,375,300     $2,903,500
                                         ===========  ==========     ==========

The Company extends credit to domestic customers and generally requires a letter of credit for export sales.

At July 31, 1997 the Company had 68% of its accounts receivable from two customers, Dey and the U.S. government. Dey's parent is a shareholder of the Company.


13.  Subsequent Events

On October 8, 1997, the Company announced a product exchange program for all of its EpiEZPen(R) product sold since March 1996 (approximately 500,000 units). This exchange program was initiated after a minimal amount of units (less than 10 units) were returned for premature activation in the package. The estimated cost of the exchange program is $1.5 million and is included in fiscal 1997 results of operations. Management has performed an analysis of potential costs of the exchange program and made their best estimate regarding these costs. Actual costs could differ materially from management's estimates. The Company has not included any anticipated cost sharing of this exchange with potentially responsible parties as the benefit and probability of such an arrangement are not determinable at this time. The Company believes the exchange will be substantially complete by the end of fiscal 1998.

14. Quarterly Operating Results (unaudited)
    (in Thousands, except per share data)




                                             Quarter Ended
                                --------------------------------------

Fiscal year 1997                 Oct 31    Jan 31     Apr 30  July 31
-----------------------         --------------------------------------

Net sales                        $10,197  $ 8,787    $10,680  $11,001
Cost of sales                      6,416    5,552      6,875    6,778
                                --------------------------------------
Gross profit                       3,781    3,235      3,805    4,223

Operating expenses                 3,289    6,638      2,843    3,973
                                --------------------------------------

Operating Income                     492   (3,403)       962      250
Other (expense) income, net         (400)  (1,082)      (373)    (540)
                                --------------------------------------

Income (loss) before income tax       92   (4,485)       589     (290)
Provision for income tax             415      (48)        --     (321)
Minority interest                    256        9         --       --
                                --------------------------------------

Net (loss)                       $  (579)  (4,446)       589  $     31
                                ======================================

Net (loss)  per share            $ (8.51)   (2.24)       0.2  $   0.01
                                ======================================



Fiscal year 1996                 Sep 30    Dec 31     Mar 30  Jun 30
-----------------------         --------------------------------------

Net sales                        $   819  $   664    $ 1,422  $  7,470
Cost of sales                        439      360        875     5,281
                                --------------------------------------
Gross profit                         380      304        547     2,189

Operating expenses                   657      737        607     7,631
                                --------------------------------------

Operating Income                    (277)    (433)       (60)  (5,442)
Other (expense) income, net          (56)     (49)       (49)    (385)
                                -------------------------------------

Income (loss) before income tax     (333)    (482)      (109)  (5,827)
Provision for income tax              --       --         --       27
Minority interest                     --       --         --       17
                                -------------------------------------

Net income (loss)                $  (333) $  (482)   $  (109) $(5,871)
                                =====================================

Net (loss) per share             $ (4.90) $  (7.09)  $ (1.60) $(86.34)
                                =====================================

During the quarters ended June 30, 1996 and January 31, 1997, the Company recorded nonrecurring charges of $4.5 million and $3.9 million , respectively, for the write off of in-process R&D and merger transaction costs related to the acquisition of 61% of STI's common stock and subsequent merger of Brunswick and STI.

During the quarter ended July 31, 1997, the Company recorded a charge of $1.5 million for the estimated cost of a product exchange program related to the Company's EpiEZPen product. The Company's results from April 15, 1996 reflect the inclusion of STI in the consolidated operating results. Shares used in net income (loss) per share calculations are based on the outstanding shares of Brunswick and STI on November 20, 1996. Subsequent to the merger of Brunswick and STI on November 20, 1996, per share calculations are based on the outstanding shares of the Company.

During the quarter ended January 31, 1997, the Company recorded an adjustment to interest expense (included in other (expense) income net) to provide for the cumulative amortization of debt discount related to debt incurred by Brunswick in April 1996.

REPORT OF INDEPENDENT ACCOUNTANTS
Board of Directors and Shareholders
Meridian Medical Technologies, Inc.

We have audited the accompanying consolidated balance sheet of Meridian Medical Technologies, Inc. and subsidiaries as of July 31, 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended July 31, 1997 and the month ended July 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meridian Medical Technologies, Inc. and subsidiaries at July 31, 1997, and the results of their operations and their cash flows for the year ended July 31, 1997 and the month ended July 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Ernst & Young LLP

Washington DC
September 4, 1997, except for Note 13, as to which the date is October 21, 1997

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and
Stockholders of Brunswick Biomedical Corporation

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Brunswick Biomedical Corporation and its subsidiaries at June 30, 1996 and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. The financial statements of the Company for the years ended June 30, 1995 and 1994 were audited by other independent accountants whose report dated August 24, 1995 expressed an unqualified opinion on those statements.



PRICE WATERHOUSE LLP

Washington, DC
October 29, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of Brunswick Biomedical Corporation:

We have audited the consolidated statements of operations, stockholders' equity (deficit) and cash flows of Brunswick Biomedical Corporation (a Massachusetts Corporation) and subsidiaries for the year ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Brunswick Biomedical Limited, a subsidiary, which reflect total assets and total revenues of 11% and 3% in 1995 of the consolidated totals. Those statements were audited by other audits whose reports has been furnished to us, and our opinion, insofar as it relates to the amounts included for Brunswick Biomedical Limited, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether statements of operations, stockholders' equity (deficit) and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations, stockholders' equity (deficit) and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the statements of operations, stockholders' equity (deficit) and cash flows referred to above present fairly, in all material respects, the results of operations, cash flows and changes in stockholders' equity (deficit) of Brunswick Biomedical Corporation and subsidiaries for the year ended June 30, 1995, in conformity with generally accepted accounting principles.


/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
August 24, 1995

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEMS 10. through 13.

Information required by Part III (Items 10 through 13) of this form 10-K is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended July 31, 1997, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS FORM 8-K

(a)      The following documents are included under Item 8 in this report:

         1.       Financial Statements:

                  Consolidated Balance Sheets at July 31, 1997 and June 30, 1996

                  Consolidated Statements of Operations for the year ended July 31, 1997, month ended July 31, 1996, and years ended June 30, 1996 and June 30,1995.

                  Consolidated Statements of Shareholders Equity for the year ended July 31, 1997, month ended July 31, 1996 and years ended June 30, 1996 and June 30, 1995.

                  Consolidated Statements of Cash Flows for the year ended July 31, 1997, month ended July 31, 1996 and years ended June 30, 1996 and June 30, 1995.

                  Notes to Consolidated Financial Statements

                  Reports of Independent Accountants

         The above-listed financial statements are included in Item 8 to this Form 10-K.

2.       Financial Statement Schedule:

         The following financial statement schedule immediately follow the signatures to this report:

             Schedule II  --  Valuation and Qualifying Accounts and Reserves

         All other schedules are omitted because they are immaterial, not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

3.       Exhibits:

Exhibit No.                          Description of Exhibit
-----------                          ----------------------

(2.1) Agreement and Plan of Merger dated September 11, 1996 (incorporated by reference herein from Exhibit 6(a) to Amendment No. 1 to Schedule 13D filed by Brunswick dated September 13, 1996).

(2.2) Agreement and Plan of Merger dated September 11, 1996 between Survival Technology, Inc. and Brunswick Biomedical Corporation. Incorporated by reference to Exhibit 6(a) to amendment No. 1 to
           Schedule 13D filed by Brunswick Biomedical Corporation dated September 13, 1996.

(3.1)      The Company's Bylaws (As Amended).  Filed herewith.

(3.2) First Amended and Restated Certificate of Incorporation and certification of the amendment of first amended and restated Certificate of Incorporation. Filed herewith.

(3.3) Amendment to First Amended and Restated Certificate of Incorporation, dated November 20, 1996. Incorporated by Reference 8K filed by Meridian on December 5, 1996.

(4.1) Form of warrant to be issued by the Registrant to former holders of Brunswick preferred stock. Incorporated by reference herein from
           Exhibit 4.1 to Form 8-K filed by the Registrant dated December 5,
           1996.

(4.2) Forms of warrants assumed and to be issued by the Registrant in connection with the merger with Brunswick. Incorporated by reference herein from Exhibit 4.1 to Form 8-K filed by the Registrant dated December 5, 1996.

(4.3) Form of warrant issued to the Estate of Stanley J. Sarnoff, assumed by the Registrant. Incorporated by reference herein from Exhibit 4b to Schedule 13D filed by Brunswick dated April 15, 1996.

(10.1) Indenture of Lease, dated January 1, 1982, between Survival Technology, Inc. and Abraham M. Morrison, Incorporated by reference to Exhibit (10.1) to the Company's Annual Report on Form 10-K for the year ended July 31, 1988 (File No. 0-5958).

(10.4) Survival Technology, Inc., 1982 Stock Option Plan. Incorporated by reference to Exhibit (4.4) to Registration Statement No. 2-80908 on Form S-8.*

(10.5) Survival Technology, Inc. 1986 Stock Option Plan (As Amended). Incorporated by reference to Exhibit (4.2) to Registration Statement No. 33-46981 on Form S-8.*

(10.6) Contract SP0200-96-D-001 dated October 27, 1995 between the U.S. Government (Defense Personnel Support Center) and the Company. Incorporated by reference to Exhibit (10.6) to the Company's Annual Report on Form 10-K for the year ended July 31, 1996 (File No. 0-5958).

(10.6.1) Contract SP0200-96-D-0001 modification No. 8004 dated October 15, 1996 between the U.S. Government (Defense Personnel Support Center) and the Company. Incorporated by reference to Exhibit (10.6) to the Company's Annual Report on Form 10-K for the year ended July 31, 1996 (File No. 0-5958).

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


(10.8) Agreement dated June 23, 1981 between Survival Technology, Inc, and American Home Products Corporation. Incorporated by reference to Exhibit (10.12) to the Company's Annual Report on Form 10-K for the year ended July 31, 1988 (File No. 0-5958).

(10.8.1) License Agreement dated April 20, 1982 between Survival Technology, Inc. and American Home Products Corporation. Incorporated by reference to Exhibit (10.12.1) to the Company's Annual Report on Form 10-K for the year ended July 31, 1988 (File No. 0-5958).

(10.8.2) Supply Agreement dated August 3, 1993 between Survival Technology, Inc. and Wyeth-Ayerst Laboratories (A Division of American Home Products Corporation). Incorporated by reference to Exhibit (10.7.2) to the Company's Annual Report on Form 10-K for the year ended July 31, 1993 (File No. 0-5948).

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

(10.11) Lease Agreement dated August 26, 1991 between Pru Beta 2 and the Company. Incorporated by reference to Exhibit (10.12) the Company's Annual Report on Form 10-K for the year ended July 31, 1991 (File No. 0-5958).

(10.12.3)  Change in Control Agreement dated January 10, 1996 between Mark D.
           Ruby and the Company. Incorporated by reference to Exhibit (10.12.3) to the Company's Annual Report on Form 10-K for the year ended July 31, 1996 (File No. 0-5958).

(10.13) Commitment letter dated May 4, 1995 between the CIT Group/Equipment, Financing Inc., and the Company. Incorporated by reference to Exhibit (10.15) to the Company's Annual Report on Form 10-K for the year ended July 31, 1995 (File No. 0-5958).

(10.14) Letter dated March 15, 1996 from Brunswick Biomedical Corporation. Incorporated by reference to Exhibit (10) to Form 8-K dated March 19, 1996.

(10.15) Credit Agreement, dated as of April 15, 1996, among Brunswick, as the Borrower, Various Lenders and Internationale Nederlanden (U.S.) Capital Corporation as the Agent for the Lenders (incorporated by reference herein Exhibit 1 to Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2, 1996).

(10.16) Warrant Purchase Agreement, dated as of April 15, 1996, between Brunswick and Internationale Nederlanden (U.S.) Capital Corporation (incorporated by reference herein from Exhibit 2 to Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2, 1996)

(10.17) Registration Rights Agreement, dated as of April 15, 1996, between Brunswick and Internationale Nederlanden (U.S.) Capital Corporation (incorporation by reference herein from Exhibit 3 to Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2, 1996).

(10.18) First Amendment to Credit Agreement, dated as October 25, 1996, between Brunswick and Internationale Nederlanden (U.S.) Capital Corporation (incorporation by reference herein from Exhibit 4 to Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2, 1996).

(10.18.1)  Second Amendment to Credit Agreement, date September 2, 1997 between
           Meridian Medical Technologies, Inc. and Internationale Nederlanden (U.S.) Capital Corporation (filed herewith).

(10.19) First Amendment to warrant Purchase Agreement, dated as of October 25, 1996, between Brunswick and Internationale Nederlanden (U.S.) Capital Corporation (incorporated by reference herein from Exhibit 5 to Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2, 1996).

(10.20) Assumption Agreement to the Credit Agreement, dated as of November 20, 1996, between Meridian Medical Technologies, Inc. and Internationale Nederlanden (U.S.) Capital Corporation (incorporated by reference herein from Exhibit 6 to Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2, 1996).

(10.21) Assumption Agreement to the Warrant Purchase Agreement, dated as of November 20, 1996, between Meridian Medical Technologies, Inc. and Internationale Nederlanden (U.S.) Capital Corporation (incorporated by reference herein from Exhibit 7 to Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2, 1996).

(10.22) $10,000,000 Term Note of Meridian Medical Technologies, Inc. dated November 20, 1996 (incorporated by reference herein from Exhibit 9 to
           Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2, 1996).

(10.23) $15,000,000 Revolving Note of Meridian Medical Technologies, Inc. dated November 20, 1996 (incorporated by reference herein from Exhibit 10 to Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2, 1996).


(10.24) Warrant Certificate for 90,912 Warrants of Meridian Medical Technologies, Inc. Certificate No. 1 (incorporated by reference herein from Exhibit 10 to Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2, 1996).

(10.25) Warrant Certificate for 83,579 Warrants of Meridian Medical Technologies, Inc. -- Certificate No. 1 (incorporated by reference herein from Exhibit 11 to Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2, 1996).

(10.26) Employment agreement with James H. Miller, dated November 20, 1996. Incorporated by reference to the Company's Form 10K for the year ended July 31, 1996 (File No. 0-5958).

(10.27) Form of Registration Rights Agreement with former Brunswick stockholders (Incorporated by reference to the Company's Form 10K for the year ended July 31, 1996. (File No. 0-5958).

(22) A list of the Company's subsidiaries is not provided because they, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as of the end of the year covered by this report.

(24.1) Consent of Independent Accountant -- Ernst and Young LLP. Filed herewith.

(24.2) Consent of Independent Accountant -- Price Waterhouse LLP. Filed herewith

(24.3) Consent of Independent Accountant -- Arthur Anderson LLP. Filed herewith

________________

*Management contract, compensatory plan or arrangement.

     (b)   Reports on Form 8-K:

           There was no Current Reports on Form 8-K filed by Registrant during the three months ended July 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                  (Registrant)

                              By /S/JAMES H. MILLER
                                 James H. Miller
                              Chairman of the Board
                                 President & CEO


Dated:  October 22, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ JAMES H. MILLER              Chairman of the Board          October 27, 1997
-------------------              President and Director
  James H. Miller                (Principal Executive Officer)


/s/ G. TROY BRASWELL             Vice President of Finance      October 27, 1997
--------------------             (Principal Financial and
  G. Troy Braswell               Accounting Officer)


/s/ MARK D. RUBY                 Vice President of Marketing    October 27, 1997
----------------                 and Sales
 Mark D. Ruby


/s/ BRUCE M. DRESNER             Director                       October 27, 1997
--------------------
  Bruce M. Dresner


/s/ ROBERT G. FOSTER             Director                       October 27, 1997
--------------------
  Robert G. Foster


/s/ DAVID L. LOUGEE              Director                       October 27, 1997
-------------------
  David L. Lougee


/s/ E. ANDREWS GRINSTEAD, III    Director                       October 27, 1997
-----------------------------
  E. Andrews Grinstead, III

MERIDIAN MEDICAL TECHNOLOGIES
VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
SCHEDULE II




                                                  Additions     Additions
                                     Balance at   Charged to    Charged to                 Balance
                                     Beginning      other       Costs and    Write-off     at End
                                     of Period    Accounts(1)    Expenses    Deductions   of Period
                                     --------------------------------------------------------------
   For the year ended
     June 30, 1995
-------------------------
Allowance for doubtful accounts       $  17,000   $       --   $  49,000    $       --     $ 66,000
Inventory reserves                    $      --   $       --   $      --    $       --     $     --
Restructuring reserves                $      --   $       --   $      --    $       --     $     --
                                      =========   ==========   =========    ==========     ========

   For the year ended
     June 30, 1996
-------------------------

Allowance for doubtful accounts       $  66,000   $   24,500   $  20,600    $   66,100    $ 45,000
Inventory reserves                    $      --   $  640,400   $ 209,700    $  556,600    $293,500
Restructuring reserves                $      --   $  481,600   $ 225,800    $   67,000    $640,400
                                      =========   ==========   =========    ==========    ========

  For the one month ended
     July 31, 1996
-------------------------

Allowance for doubtful accounts       $  45,000  $        --   $      --    $       --     $ 45,000
Inventory reserves                    $ 293,500  $        --   $      --    $       --     $293,500
Restructuring reserves                $ 640,400  $        --   $      --    $       --     $640,400
                                      =========  ===========   =========    ==========     ========

   For the year ended
     July 31, 1997
-------------------------

Allowance for doubtful accounts       $  45,000  $        --   $ 292,000    $   89,200    $247,800
Inventory reserves                    $ 293,500  $        --   $ 695,200    $  442,400    $546,300
Restructuring reserves                $ 640,400  $        --   $  64,300    $  580,900    $123,800
                                      =========  ===========   =========    ==========    ========





(1) Additions resulting from the acquisition of STI by Brunswick