Form 10-Q
period 1997-10-31
MERIDIAN MEDICAL TECHNOLOGIES INC
filed 1997-12-03
CIK 95676

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1997


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________________ to _______________

Commission file number:  0-5958


                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                          52-0898764
-------------------------------                        ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


10240 Old Columbia Road, Columbia, Maryland                     21046
-------------------------------------------            ----------------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:          410-309-6830

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]     NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                               Outstanding as of November 21 , 1997
-----------------------------               ------------------------------------
Common Stock, $.10 par value                          2,917,049 Shares


================================================================================

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q
                     For the Quarter ended October 31, 1997


                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited except July 31, 1997 balance sheet)

               Consolidated Balance Sheets as of
                 October 31, 1997 and July 31, 1997 . . . . . . . . . . . . .  4

               Consolidated Statements of Operations for
                 the Three-Months Ended October 31, 1997 and 1996 . . . . . .  5

               Consolidated Statements of Cash Flows for the
                 Three-Months Ended October 31, 1997 and 1996 . . . . . . . .  6

               Notes to Consolidated Condensed Financial
                 Statements . . . . . . . . . . . . . . . . . . . . . . . . .  7

ITEM 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . . . . . . . . 9

PART II. OTHER INFORMATION

ITEM 6.        Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . .12

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q
                     For the Quarter ended October 31, 1997

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

Although STI was the surviving corporation of the merger as a legal matter, the merger was treated as a purchase of STI by Brunswick for financial accounting purposes. As a result, Brunswick's historical financial statements became the Company's financial statements, STI's assets and liabilities were revalued to their respective fair values and the Company's historical financial statements reflect the combined operations of STI and Brunswick after April 15, 1996 (subject to minority interests). The minority interests in the first quarter of fiscal 1997 presented in this Form 10-Q were eliminated upon completion of the merger on November 20, 1996.

MMT's business plan following the merger is to operate as a medical device company focusing on Early Intervention Home Healthcare and Emergency Medical Technologies. The Company has three areas of business. The Drug Delivery Systems business capitalizes on injectable drug delivery devices with an emphasis on commercial auto-injectors. This group also supplies customized drug delivery system design, pharmaceutical research and development, and sterile product manufacturing to pharmaceutical and biotechnology companies. The Cardiopulmonary Systems business focuses on non-invasive cardiac diagnostics and telemedicine. It is continuing the research and development activities for the PRIME ECG(TM) program, an 80-lead cardiac mapping system for rapid and improved diagnostic accuracy of cardiac ischemia. The STI Military Systems business focuses on the world-wide market for auto-injectors used by military personnel for self-administration of nerve gas antidotes, morphine and diazepam.

Certain statements in the Quarterly Report on Form 10-Q are forward-looking and are identified by the use of forward-looking words or phrases such as, "believes," "expects," is or are "expected," "anticipates," "anticipated," and words of similar import. These forward-looking statements are based on the Company's current expectations. Because forward-looking statements involve risk and uncertainties, the Company's actual results could differentiate materially. In addition to the factors discussed generally herein, among the factors that could cause results to differ materially from current expectations are: (i) the general economic and competitive conditions in markets and countries where the Company and its subsidiaries offer products and services; (ii) changes in capital availability or costs; (iii) fluctuations in demand for certain of the Company's products, including changes in government procurement policy; (iv) technological challenges associated with the development and manufacture of current and anticipated products; (v) commercial acceptance of auto-injectors and competitive pressure from traditional and new drug delivery methods; and
(vi) delays, costs and uncertainties associated with government approvals required to market new drugs and medical devices.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q
                     For the Quarter ended October 31, 1997


                      CONSOLIDATED CONDENSED BALANCE SHEETS

PART I. FINANCIAL INFORMATION
ITEM 1.    Financial Statements
          (in thousands of dollars)

                                                                          October 31,                   July 31
                                                                            1997                         1997
                                                                         (unaudited)                    (audited)
                                                                         -----------                    ---------
ASSETS
Current assets
  Cash                                                                   $        686                $        23
  Restricted cash                                                                 264                        264
  Receivables                                                                   5,328                      7,508
  Inventories                                                                   7,030                      6,046
  Prepaid expenses and other assets                                               518                        531
  Deferred income taxes                                                         1,659                      1,659
                                                                         ------------                -----------
     Total current assets                                                      15,485                     16,031
                                                                         ------------                -----------

Fixed assets                                                                   17,702                     17,246
Less accumulated depreciation                                                   1,998                      1,468
                                                                         ------------                -----------
                                                                               15,704                     15,778
                                                                         ------------                -----------

Excess of cost over net assets, acquired, net                                   8,902                      9,168
Other intangible assets                                                         3,010                      3,105
                                                                         ------------                -----------
                                                                         $     43,101                $    44,082
                                                                         ------------                -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and other accrued liabilities                         $      5,986                $     7,733
  Lines of credit                                                               4,212                      4,113
  Current portion of long-term debt                                             2,290                      2,299
  Customer deposits                                                               798                        918
  Restructuring reserve                                                           123                        124
                                                                         ------------                -----------
     Total Current Liabilities                                                 13,409                     15,187

Long-term debt:
  Notes payable                                                                13,104                     13,062
  Other long-term debt                                                            747                        859
  Deferred revenue                                                                275                        315
  Other noncurrent liabilities                                                    669                        625
  Deferred income taxes                                                         1,741                      1,741
                                                                         ------------                -----------
     Total Liabilities                                                         29,945                     31,789
                                                                         ------------                -----------

Shareholders' equity:
  Common stock $.10 par, 18,000,000 authorized,
    2,917,049 and 2,912,502 issued and outstanding                                292                        291
  Additional paid-in capital                                                   28,723                     28,660
  Warrants                                                                      2,073                      2,073
  Accumulated deficit                                                         (17,697)                   (18,312)
  Unearned stock option compensation                                             (139)                      (139)
  Foreign currency translation adjustment                                         117                        (67)
  Treasury stock, at cost                                                        (213)                      (213)
                                                                         ------------                -----------
    Total shareholders' equity                                                 13,156                     12,293
                                                                         ------------                -----------
                                                                         $     43,101                $    44,082
                                                                         ------------                -----------


See accompanying notes to consolidated condensed financial statements.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q
                     For the Quarter ended October 31, 1997


                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                            (in thousands of dollars)

                                                            Three Months Ended
                                                               October 31,

                                                     1997                             1996
                                              -----------------                -----------------
Net sales                                     $         10,643                 $          10,196
Cost of sales                                            6,508                             6,416
                                              ----------------                 -----------------

  Gross profit                                           4,135                             3,780
                                              ----------------                 -----------------

Selling, general &
 administrative expense                                  1,372                             1,556
Research & development
 expense                                                   366                             1,029
Depreciation and
 amortization expense                                      891                               703
                                              ----------------                 -----------------
                                                         2,629                             3,288
                                              ----------------                 -----------------

Operating Income(loss)                                   1,506                               492
                                              ----------------                 -----------------
Other income (expense):
 Interest expense                                         (713)                             (514)
 Other income                                                8                               114
                                              ----------------                 -----------------
                                                          (705)                             (400)
                                              ----------------                 -----------------

Income before income taxes                                 801                                92
Provision for income
  taxes                                                    186                               415
Minority interest in
  consolidated subsidiary                                                                    256
                                              ----------------                 -----------------
Net Income (loss)                             $            615                 $            (579)
                                              ================                 =================

Per common share:
 Net income (loss)                            $            .20                 $           (8.51)
                                              ================                 =================

Average number of
 common  and common equivalent
 shares outstanding                                      3,138                                68
                                              ----------------                 -----------------

See accompanying notes to consolidated condensed financial statements.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q
                     For the Quarter ended October 31, 1997


                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                            (in thousands of dollars)
                               Three Months Ended
                                   October 31,

                                                                       1997                         1996
                                                                -------------------           -----------------
Cash flows from operating activities:
  Net income (loss)                                             $               615           $             (579)
  Adjustments to reconcile net income (loss) to net
     cash provided (used) by operating  activities
     Depreciation and amortization                                              873                          703
     Amortization of deferred compensation                                       18                           18
     Amortization of notes payable discount                                     292                            -
     Loss on fixed asset disposals                                                -                            3
     Minority Interest                                                            -                          256
   Changes in assets and liabilities
     Receivables                                                              2,180                        2,575
     Inventories                                                               (984)                         493
     Prepaid expenses and other assets                                           13                         (455)
     Accounts payable                                                        (1,747)                         527
     Restructuring reserve                                                       (1)                         (71)
     Other liabilities and and accrued expenses                                 (48)                        (133)
     Deferred revenue                                                           (40)                           -
     Other noncurrent assets                                                      -                            -
     Other noncurrent liabilities                                                44                           43
                                                                -------------------           ------------------
              Net cash provided by
              operating activities                                             1215                         3380

Cash flows from investing activities:
  Purchases of fixed assets                                                    (456)                        (498)
  Purchases of patents and licenses                                               -                           (9)
  Decrease (increase) in restricted cash                                          -                          296
  Increase in short-term investments                                              -                           (1)
  Proceeds from sale of fixed assets                                              -                            2
                                                                -------------------           ------------------
           Net cash (used for)
           investing activities                                                (456)                        (210)

Cash flows from financing activities:
  Proceeds from line of credit                                                   99                       (3,246)
  (Net payment) proceeds on note payable (long-term)                           (250)                           -
  (Net payment) proceeds on other long-term debt                                 (9)                        (102)
  Proceeds from issuance of common stock                                         64                            -
  Proceeds from issuance of preferred stock                                       -                            -
                                                                -------------------           ------------------
       Net cash (used for)
         financing activities                                                   (96)                      (3,348)

Net increase (decrease) in cash                                 $               663            $            (178)
Cash at beginning of period                                     $                23                          528
                                                                -------------------           ------------------
Cash at end of period                                           $               686            $             350

See accompanying notes to consolidated condensed financial statements.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q
                     For the Quarter ended October 31, 1997


              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of October 31, 1997 and July 31, 1997, the results of its operations for the three-month periods ended October 31, 1997 and 1996, and its cash flows for the three-month periods ended October 31, 1997, and 1996. The results of operations for the three-month period ended October 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1998.

2. On November 20, 1996, Brunswick Biomedical Corporation ("Brunswick") was merged into Survival Technology, Inc. ("STI") to form Meridian Medical Technologies, Inc. ("MMT" or the "Company"). At the time of the merger, Brunswick held approximately 61% of STI's outstanding common stock, which it had purchased from the estate of STI's late founder on April 15, 1996. As a result, STI had been treated for financial accounting purposes as a consolidated, majority-owned subsidiary of Brunswick from that date and Brunswick's historical financial statements became the Company's financial statements, STI's assets and liabilities have been revalued to their respective fair values and Brunswick's historical financial statements reflect the combined operations of STI and Brunswick after April 15, 1996 (subject to minority interests). The minority interests were eliminated upon completion of the merger on November 20, 1996. (See Meridian's Annual report on Form 10-K for fiscal year ended July 31, 1997 for a complete discussion of the merger accounting.)

3.      Inventories consisted of the following:

                                                      October 31,                July 31,
                                                         1997                      1997
                                                         ----                      ----

           Components and subassemblies              $    5,059                $    4,788
           Material, labor and overhead
              costs in process                            1,990                     1,460
           Finished goods                                   546                       345
                                                     ----------                ----------
                                                          7,595                     6,593

           Inventory reserve                               (565)                     (547)
                                                     ----------                ----------
           Total                                     $    7,030                $    6,046
                                                     ==========                ==========

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q
                     For the Quarter ended October 31, 1997


        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)



4. Average number of common shares outstanding for the three months ended October 31, 1996 and 1997 reflect the weighted average of Brunswick shares and MMT shares, respectively. The number of Brunswick shares outstanding as of October 31, 1996 was 68,417. The average number of MMT shares outstanding as of October 31, 1997 was 2,915,386. (See the Company's Form 10-K for fiscal year ended July 31, 1997 for a more complete discussion on the share conversion from the merger.)

5. On October 8, 1997, the Company announced a product exchange program for all of its EpiEZPen(R) product sold since March 1996 (approximately 500,000 units). This exchange program was initiated after a minimal amount of units (less than 10 units) were returned for premature activation in the package. Management performed an analysis of potential costs of the exchange program and made their best estimate regarding these costs. The estimated cost of the exchange program is $1.5 million and was included in fiscal 1997 results of operations as reported in the Company's Annual report on Form 10-K. Actual costs could differ materially from management's estimates. The Company has not included any anticipated cost sharing of this exchange with potentially responsible parties as the benefit and probability of such an arrangement are not determinable at this time. The Company believes the exchange will be substantially complete by the end of fiscal 1998. Actual costs incurred through October 31, 1997 have been minimal.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q
                     For the Quarter ended October 31, 1997


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Quarter in Review

MMT reported a net income of $615 thousand or $0.20 per share on sales of $10.6 million for the first quarter of 1998 ended October 31, 1997 compared with a net loss of ($579 thousand) or ($8.51) per share, on sales of $10.2 million in the same period of fiscal 1997. The fiscal 1997 net loss for the three months ended October 31, 1996 consisted of a net profit for STI of $.7 million on revenues of $9.3 million offset by a net loss for Brunswick of $1.3 million on revenues of $.9 million. Earnings before interest, taxes, depreciation and amortization (EBITDA) for the first quarter of fiscal 1998 was $2.2 million compared to $.6 million for the same period in fiscal 1997.

Gross profit and Revenues of MMT's three areas of business for quarter ended October 31, 1997 and 1996 are as follows:

                                          Quarter ended          Quarter ended
($millions)                             October 31, 1997        October 31, 1996
                                        ----------------        ----------------

Drug Delivery                                    $ 5.1               $ 5.2
Cardiopulmonary                                     .2                  .9
STI Military Systems                               5.3                 4.1
                                                 -----               -----

Total Revenues                                   $10.6               $10.2
                                                 =====               =====

Gross Profit                                     $ 4.1               $ 3.8

Gross Profit %                                    38.9%               37.0%

Revenue in the Drug Delivery business was $5.1 million in the three month period ended October 31, 1997 compared to $5.2 million for the same period of fiscal 1997. The lower revenues in fiscal 1998 first quarter compared to fiscal 1997 is due to lower R&D and contract filling revenues (Janssen) of $600 thousand and the absence of a $400 thousand contract settlement in the prior year. These lower revenues were offset by higher EpiPen(R) shipments. The EpiPen(R) family of product revenues were 18% higher in the current quarter compared to the same period as last year reflecting generally higher demand.

Cardiopulmary revenues were down in the first quarter compared to the same period of fiscal 1997 primarily due to the sale of a non-core emergency care product line previously included as part of the cardiopulmonary business. The majority of sales in the first quarter fiscal 1998 were cardiobeepers. The company is actively pursuing a stategic alliance to market the Cardiobeeper CB-12L cardiac monitor which recently received clearance by the U.S. FDA.

The STI Military Systems revenues in the first quarter of fiscal 1998 were $5.3 million up from $4.1 million for the same period last year. This growth in revenues is primarily attributable to increased auto-injector sales to allied foreign governments.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q
                     For the Quarter ended October 31, 1997


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Gross profits were 39% of revenues in the first quarter of fiscal 1998 compared to 37% in the same period of fiscal 1997. This compares to 38% in the full fiscal year ended July 31, 1997. This margin improvement is due to the increased revenues and continuing cost reduction programs.

Operating costs were $2.6 million for the first quarter of fiscal 1998 compared to $3.3 million in the same period of fiscal 1997. This decrease in operating costs was a result of R&D overhead reductions, primarily in the Cardiopulmonary business unit, G&A staff reductions and other cost reduction programs implemented following the merger. Interest expense was $.7 million for the first quarter compared to $.5 million in the same period of fiscal 1997. The higher interest costs are associated with the merger debt and increased working capital bank line of credit balance. The working capital line increase is primarily attributable to funding first quarter increase in inventories.

The provision for income taxes in the first quarter of fiscal 1998 reflects the benefits of utilizing the net operating loss carryforwards of Brunswick available for use subsequent to the merger. The provision for first quarter fiscal 1997 is high because the Company needed to provide for taxes on STI earnings but could not realize the benefit from losses incurred by Brunswick.

Liquidity and Capital Resources

Total cash balance as of October 31, 1997 was $686,000, an increase of $663,000 in the first quarter of fiscal 1998. The Company generated $1.2 million of cash from operations in the current quarter of fiscal 1998. This generation of cash was attributable to the net profits, plus non-cash depreciation and amortization, for the first quarter ($1.8 million) offset by cash to fund working capital changes. Investing activities in the first quarter of fiscal 1998 used $.5 million of cash for capital additions. The majority of capital was for automation equipment associated with cost reduction projects and for the installation of equipment used in the production operation in St. Louis. Financing activities required payment of $250,000 on the long-term debt with International Nederlanden (U.S.) Capital Corporation ("ING") which was partially offset by borrowings under the working capital line ($99,000) and proceeds from issuance of common stock on options exercised ($64,000).

During the first quarter of fiscal 1998 ended October 31, 1997, the Company increased its asset based working capital credit line with ING CAPITAL to a maximum of $6.5 million from $5.0 million. The amount outstanding under this working capital line at October 31, 1997 was $3.9 million. The Company is in active discussions with ING CAPITAL to either restructure the existing ING CAPITAL term loan and/or to assist the Company in a broader refinancing of its long-term debt. This refinancing may result in an approximate $1.6 million ($1.0 million after tax) non-cash, extraordinary charge for extinguishment of debt. The extraordinary charge will not affect operating income or gross margins and will not distort the core financial measures of the Company. No assurances can be made that the Company will be successful in this effort and a delay in such restructuring could have an adverse effect on the Company's liquidity. Management believes that existing financing sources and other actions available, such as reducing discretionary spending on research and development, capital expenditures and other costs if necessary, will enable it to meet its financing obligations through the end of fiscal 1998.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q
                     For the Quarter ended October 31, 1997


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Working capital at October 31, 1997 was $2.1 million, up from $.8 million at July 31, 1997. Most of the increase resulted from lower accounts payable ($1.7 million), increased cash ($.7 million) and higher inventories ($1.0 million) offset partially by decreased receivables ($2.2 million). Accounts receivable were $5.3 million representing 45 days-sales-outstanding and component, work in process and finished goods inventories (net) were $7.0 million up $1.0 million from the balance at July 31, 1997. Accounts payable at the end of this first quarter of fiscal 1998 was $6.0 million, down $1.7 million from the balance at July 31, 1997. This reduction was primarily associated with final payments on merger related costs. Borrowings under working capital lines were $4.2 at October 31, 1997.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q
                     For the Quarter ended October 31, 1997


PART II - OTHER INFORMATION

ITEM 6.        Exhibits and Reports on Form 8-K:

(b)     Reports on Form 8-K

On October 17, 1997, the Company filed a Form 8-K (Item 5) to report the Company's voluntary EpiEZPen(R) Product exchange Program.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q
                     For the Quarter ended October 31, 1997


                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                              Registrant



      12/3/97                          By:    /s/ James H. Miller
-----------------------                       ------------------------------
        Date                                  James H. Miller
                                              President and
                                              Chief Executive Officer
                                              (Principal Executive
                                              Officer)



      12/3/97                          By:    /s/ G. Troy Braswell
-----------------------                       ------------------------------
        Date                                  G. Troy Braswell
                                              Vice President-Finance
                                              and Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)