Form 10-Q
period 1998-01-31
MERIDIAN MEDICAL TECHNOLOGIES INC
filed 1998-02-26
CIK 95676

================================================================================

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.


(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998


[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________________ to _______________

Commission file number:  0-5958

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Delaware                                         52-0898764
 -------------------------------------------               ------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                            Identification No.)


10240 Old Columbia Road, Columbia, Maryland                       21046
--------------------------------------------               ------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:             410-309-6830

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES [X]        NO [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                               Outstanding as of February 20, 1997
----------------------------------          -----------------------------------
Common Stock, $.10 par value                          2,935,332 Shares
================================================================================

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q


                                                                                                 Page No.
                                                                                                 --------

PART I.  FINANCIAL INFORMATION

ITEM 1.    Financial Statements (Unaudited except July 31, 1997 balance sheet)

               Consolidated Balance Sheets as of
                 January 31, 1998 and July 31, 1997................................................. 4

               Consolidated Statements of Operations for
                 the Three and Six Months Ended January 31, 1998 and 1997 .......................... 5

               Consolidated Statements of Cash Flows for
                 the Six-Months Ended January 31, 1998 and 1997..................................... 6


               Notes to Consolidated Financial Statements........................................... 7


ITEM 2.        Management's Discussion and Analysis of Financial
                 Condition and Results of Operations................................................ 9

PART II. OTHER INFORMATION

ITEM 4.        Submission of Matters to a Vote of Security Holders................................. 13

ITEM 6.        Exhibits and Reports on Form 8-K.................................................... 13

SIGNATURES......................................................................................... 14


                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


Meridian Medical Technologies, Inc. (hereinafter referred to as the "Company" or "MMT" or "Meridian") was formed in November 1996 through the merger of Survival Technology Inc. ("STI") and Brunswick Biomedical Corporation ("Brunswick"). At the time of the merger, Brunswick held approximately 61% of STI's outstanding common stock, which Brunswick purchased from the estate of STI's late founder on April 15, 1996. As a result, STI had been treated for financial accounting purposes as a consolidated, majority-owed subsidiary of Brunswick from that date.

Although STI was the surviving corporation of the merger as a legal matter, the merger was treated as a purchase of STI by Brunswick for financial accounting purposes. As a result, Brunswick's historical financial statements became the Company's financial statements, STI's assets and liabilities were revalued to their respective fair values and the Company's historical financial statements reflect the combined operations of STI and Brunswick after April 15, 1996 (subject to minority interests). The minority interests was eliminated upon completion of the merger on November 20, 1996.

MMT's business plan is to operate as a medical device company focusing on Home Healthcare and Emergency Medical Technologies. The Company has three areas of business. The Drug Delivery Systems business capitalizes on injectable drug delivery devices with an emphasis on commercial auto-injectors. This group also supplies customized drug delivery system design, pharmaceutical research and development, and sterile product manufacturing to pharmaceutical and biotechnology companies. The Cardiopulmonary Systems business focuses on non-invasive cardiac diagnostics and telemedicine. It is proceeding on schedule with the research and development of the PRIME ECG(TM) program, an 80-lead cardiac mapping system for rapid and improved diagnostic accuracy of cardiac ischemia. The STI Military Systems business focuses on the worldwide market for auto-injectors used by military personnel for self-administration of nerve gas antidotes, morphine and diazepam.

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

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q



PART I. FINANCIAL INFORMATION
ITEM 1  Financial Statements
        (in thousands of dollars)

                           CONSOLIDATED BALANCE SHEETS

                                                     January 31,         July 31,
                                                        1998               1997
                                                        ----               ----
                                                     (unaudited)
ASSETS
Current assets
    Cash                                             $   295            $    23
    Restricted cash                                      264                264
    Receivables                                        6,684              7,508
    Inventories                                        8,541              6,046
    Prepaid expenses and other assets                    416                531
    Deferred income taxes                              1,659              1,659
                                                     -------            -------
          Total Current Assets                        17,859             16,031
                                                     -------            -------

Fixed assets                                          18,749             17,246
    Less accumulated depreciation                      2,463              1,468
                                                     -------            -------
                                                      16,286             15,778
                                                     -------            -------

Excess of cost over net assets acquired                8,636              9,168
Other intangible assets                                2,879              3,105
                                                     -------            -------
                                                     $45,660            $44,082
                                                     =======            =======
LIABILITIES AND SHAREHOLDERS'
EQUITY
Current liabilities:
    Accounts payable and other accrued               $ 8,188            $ 7,733
      liabilities
    Lines of credit                                    4,689              4,113
    Current portion of long-term debt                  2,536              2,299
    Customer deposits                                    687                918
    Restructuring reserve                                123                124
                                                     -------            -------
          Total Current Liabilities                   16,223             15,187

Long-term debt:
    Notes payable                                     12,646             13,062
    Other long-term debt                                 640                859
    Deferred revenue                                      --                315
    Other noncurrent liabilities                         712                625
    Deferred income taxes                              1,741              1,741
                                                     -------            -------
          Total Liabilities                           31,962             31,789
                                                     -------            -------
Shareholders' equity
    Common stock $.10 par, 18,000,000
     authorized, 2,935,332 and 2,912,502
     issued and outstanding                              294                291
    Paid-in capital                                   28,734             28,660
    Warrants                                           2,073              2,073
    Accumulated deficit                              (17,058)           (18,312)
    Unearned stock option compensation                  (139)              (139)
    Foreign currency translation adjustment                7                (67)
    Treasury stock, at cost                             (213)              (213)
                                                     -------            -------
    Total shareholders' equity                        13,698             12,293
                                                     -------            -------
                                                     $45,660            $44,082
                                                     =======            =======

See accompanying notes to consolidated financial statements.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (in thousands of dollars, except per share data)


                                                   Three-Months Ended               Six-Months Ended
                                                       January 31,                     January 31,
                                                  -------------------             ---------------------
                                                  1998           1997             1998             1997
                                                  ----           ----             ----             ----
Net sales                                       $  10,723      $  8,787         $ 21,366        $  18,984
Cost of sales                                       6,388         5,552           12,896           11,969
                                                ---------      --------         --------        ---------

     Gross profit                                   4,335         3,235            8,470            7,015

Selling, general & administrative expense           1,569         1,319            2,941            2,875
Research & development expense                        409           627              775            1,656
Depreciation and amortization expense                 874           744            1,765            1,447
Write-off in-process R&D                               --         2,702               --            2,702
Write-off merger transaction costs                     --         1,246               --            1,246
                                                ---------      --------         --------        ---------
                                                    2,852         6,638            5,481            9,926

Operating income (loss)                             1,483        (3,403)           2,989           (2,911)
Other expense (income)
     Interest expense                                 676         1,092            1,389            1,606
     Other income                                    (186)          (10)            (194)            (124)
                                                ---------      --------         --------         ---------
                                                      490         1,082            1,195            1,482

Income (loss) before income taxes                     993        (4,485)           1,794           (4,393)
Provision (benefit) for income taxes                  354           (48)             540              367
Minority interest in consolidated
  subsidiary                                           --             9               --              265
                                                ---------      --------         --------        ---------

Net income (loss)                               $     639      $ (4,446)        $  1,254        $  (5,025)
                                                =========      ========         ========        =========

Net income (loss) per share:
     Basic                                      $     .22       $ (2.24)        $    .43        $   (4.95)
                                                =========       =======         ========        =========
     Diluted                                    $     .16       $ (2.24)        $    .31        $   (4.95)
                                                =========       =======         ========        =========

Weighted average shares:
     Basic                                      2,919,451     1,988,025        2,917,250        1,016,305
     Diluted                                    4,058,491     1,988,025        4,056,290        1,016,305


See accompanying notes to consolidated financial statements.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                           (in thousands of dollars)

                                                        Six Months Ended
                                                          January 31,
                                                   -------------------------
                                                   1998                 1997
                                                   ----                 ----
Cash flows from operating activities:
   Net income (loss)                              $ 1,254            $(5,025)
   Adjustments to reconcile net income
     (loss) to net cash provided  by
     operating activities
     Depreciation and amortization                  1,765              1,445
     Amortization of deferred                          37                 36
       compensation
     Amortization of notes payable                    584                882
       discount
     Loss (gain) on fixed asset disposals              22                 (7)
     Write off in-process R&D                          --              2,702
   Changes in assets and liabilities
     Receivables                                      824                206
     Inventories                                   (2,495)              (570)
     Prepaid expenses and other assets                115                158
     Accounts payable and accrued
       liabilities                                    492              1,905
     Restructuring reserve                             (1)              (323)
     Other liabilities and accrued                   (231)              (580)
       expenses
     Deferred revenue                                (315)               128
     Other noncurrent assets                           --               (338)
     Other noncurrent liabilities                      87                 42
                                                  --------             ------
          Net cash provided by operating
            activities                              2,138                661
                                                 --------             ------

Cash flows from investing activities:
   Purchases of fixed assets                       (1,537)            (1,381)
   Purchases of patents and licenses                   --                (25)
   Increase in short-term investments                  --                 (3)
   Proceeds from sale of fixed assets                  --                  3
                                                  --------            ------
          Net cash (used for) investing
            activities                             (1,537)            (1,406)
                                                  ========            ======

Cash flows from financing activities:
   Proceeds from line of credit                       576              1,340
   (Net payment) on notes payable
     long-term                                       (750)            (1,400)
   (Net payment) on other long-term debt             (232)               (70)
   Proceeds from issuance of common stock              77                 --
                                                  --------             -----

          Net cash (used for) financing
            activities                               (329)              (130)
                                                  --------             -----

Net increase (decrease) in cash                       272               (875)
   Cash at beginning of period                         23              1,489
                                                  --------            ------
   Cash at end of period                          $   295             $  614
                                                  ========            ======




See accompanying notes to consolidated financial statements.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of January 31, 1998 and July 31, 1997, the results of its operations for the three-month and six-month periods ended January 31, 1998 and 1997, and its cash flows for the six-month periods ended January 31, 1998 and 1997. The results of operations for the three-month and six-month periods ended January 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1998.

2. On November 20, 1996, Brunswick Biomedical Corporation ("Brunswick") was merged into Survival Technology Inc. ("STI") to form Meridian Medical Technologies, Inc. ("MMT" or the "Company"). At the time of the merger, Brunswick held approximately 61% of STI's outstanding common stock, which it had purchased from the estate of STI's late founder on April 15, 1996. As a result, STI had been treated for financial accounting purposes as a consolidated, majority-owned subsidiary of Brunswick from that date and Brunswick's historical financial statements became the Company's financial statements, STI's assets and liabilities have been revalued to their respective fair values and Brunswick's historical financial statements reflect the combined operations of STI and Brunswick after April 15, 1996 (subject to minority interests). The minority interests were eliminated upon completion of the merger on November 20, 1996. (See Meridian's Annual report on Form 10-K for fiscal year ended July 31, 1997 for a more complete discussion of the merger accounting.)

3.      Inventories consisted of the following:

                                                 January 31,        July 31,
                                                    1998               1997
                                                 -----------        --------

     Components and subassemblies                 $ 7,560            $ 4,788
     Material, labor and overhead
       costs in process                             1,206              1,460
     Finished goods                                   320                345
                                                  -------            -------
                                                    9,086              6,593

        Inventory reserve                            (545)              (547)
                                                  -------            -------
        Total                                     $ 8,541            $ 6,046
                                                  =======            =======

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


4. On October 8, 1997, the Company announced a product exchange program for all of its EpiEZPen(R) product sold since March 1996 (approximately 500,000 units). This exchange program was initiated after a minimal amount of units (less than 10 units) were returned for premature activation in the package. Management performed an analysis of potential costs of the exchange program and made their best estimate regarding these costs. The estimated cost of the exchange program is $1.5 million and was included in fiscal 1997 results of operations as reported in the Company's Annual Report on Form 10-K. Actual costs could differ materially from management's estimates; however, it now appears that the reserve will be adequate. The Company has not included any anticipated cost sharing of this exchange with potentially responsible parties as the benefit and probability of such an arrangement are not determinable at this time. Actual costs incurred through January 31, 1998 were approximately $541,000. The Company believes the exchange will be substantially complete by the end of fiscal 1998.

5. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted by the Company in its January 1998 financial statements. The Company has adopted this methodology and used it to compute current earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options, warrants and other potentially dilutive common shares are excluded. Fully diluted EPS has not changed significantly but has been renamed diluted EPS.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Quarter  and Six Months in Review

MMT reported a net income of $639,000, $0.22 basic earnings per share or $0.16 diluted earnings per share (see Footnote 5 in financial statements) on sales of $10.7 million for the second quarter of 1998 ended January 31, 1998 compared with a net loss of ($4.4 million) or ($2.24) basic and diluted earnings per share, on sales of $8.8 million in the same period of fiscal 1997. The fiscal 1997 shares shown in the financials are not comparable to fiscal 1998 due to the low share base of Brunswick prior to the merger. The fiscal 1997 net loss for the three months ended January 31, 1997 included $3.9 million of merger related costs. Earnings before interest, taxes, depreciation and amortization (EBITDA) for the second quarter of fiscal 1998 was $2.5 million compared to $1.3 million (excluding merger costs) for the same period in fiscal 1997.

For the first six-months ended January 31, 1998 MMT reported net income of $1.3 million or $0.43 basic earnings per share and $0.31 diluted earnings per share on revenues of $21.4 million. These results compare to a net loss of ($5.0 million) or ($4.95) per basic and diluted share for the fiscal 1997 six-month comparable period. EBITDA for the first six months of the fiscal 1998 was $4.9 million compared to $2.6 million (excluding merger costs) in the same period of fiscal 1997.

Gross profit and revenues of MMT's three areas of business for the quarter and six-months ended January 31, 1998 and 1997 are as follows:




                         Quarter ended       Quarter ended      Six Months ended   Six Months ended
    ($thousands)        January 31, 1998    January 31,1997     January 31, 1998   January 31, 1997
                        ----------------    ---------------     ----------------   ----------------

Drug Delivery               $ 6,310             $ 3,997               $11,396          $ 9,141
Cardiopulmonary                 293                 607                   530            1,547
STI Military Systems          4,120               4,183                 9,440            8,296
                            -------             -------               -------          -------

Total Revenues              $10,723             $ 8,787               $21,366          $18,984
                            =======             =======               =======          =======

Gross Profit                $ 4,335             $ 3,235               $ 8,470          $ 7,015
                            =======             =======               =======          =======

Gross Profit %                 40.4%               36.8%                39.6%             36.9%




Revenue in the Drug Delivery business was $6.3 million in the three month period ended January 31, 1998 compared to $4.0 million for the same period of fiscal 1997, a 58% increase. The higher revenues in fiscal 1998 second quarter compared to fiscal 1997 is due to higher EpiPen(R) family of product revenues. These revenues were 92% higher in the current quarter compared to the same period as last year reflecting generally higher demand coupled with a benefit from a build up of inventory at the Company's distributor Dey Laboratories.

Drug Delivery revenues for the first six-months of fiscal 1998 have increased by 25% to $11.4 million over the comparable period in the prior year. This increase is attributable primarily to the aforementioned growth in the EpiPen(R) family of products.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Company anticipates epinephrine product sales to continue improving over prior year levels with Dey's continued expansion of marketing efforts in the U.S. and international markets.

Cardiopulmonary revenues were down in the second quarter and six-months ended January 1998 compared to the same periods of fiscal 1997 primarily due to the sale of a non-core emergency care product line previously included as part of the cardiopulmonary business and absence of CardioBeeper(R) promotion held in fiscal 1997. The majority of sales in fiscal 1998 were CardioBeepers(R). The Company is in ongoing discussions with a potential strategic partner to market the Cardiobeeper(R) CB-12L cardiac monitor in the U.S. where the product recently received clearance by the FDA.

The Cardiopulmonary systems group PRIME ECG(TM) product development is proceeding on schedule towards a FY99 European launch and FY00 U.S. launch. Several potential U.S. partners have been identified although no assurances can be made that agreements will be reached or timetables achieved.

STI Military Systems revenues in the second quarter of fiscal 1998 were $4.1 million, essentially equal to the same period last year. Revenue for the first six-months was $9.4 million, up 14% over the same period in the prior year. This year-to-date growth is attributable to increased auto-injector sales to allied foreign governments.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Gross profits were 40.4% and 39.6% of revenues in the second quarter and six-months ended January 31, 1998, respectively. These percentages compare to 36.8% and 36.9% in the same periods of fiscal 1997. This margin improvement is due to the increased revenues and continuing cost reduction programs.

Operating costs were $2.9 million for the second quarter of fiscal 1998 compared to $2.7 million (excluding merger-related costs) in the same period of fiscal 1997. For the first six-months of fiscal 1998 operating costs were $5.5 million as compared to $6.0 million (excluding merger related costs) in the same period of fiscal 1997. This decline in operating cost year-to-year is associated with cost reduction programs implemented after the merger and lower bad debt expense offset partially by an increase in investor relations spending and legal costs related to normal business activities. Interest expense was $676,000 for the second quarter compared to $1.1 million in the same period of fiscal 1997. The higher interest costs in the prior year were associated with an over accrual of estimated merger interest in the second quarter which was corrected in third quarter, fiscal 1997.

The provision for income taxes in the second quarter and first six-months of fiscal 1998 reflects the benefits of utilizing the net operating loss carryforwards of Brunswick available for use subsequent to the merger. A tax provision for first six months of fiscal 1997 exists because the Company needed to provide for taxes on STI earnings but could not realize the benefit from losses incurred by Brunswick.

Liquidity and Capital Resources

Total cash as of January 31, 1998 was $559,000, an increase of $272,000 from prior year ended July 31, 1997. The Company generated $2.1 million of cash from operations in the first six-months of fiscal 1998. This generation of cash was attributable to the net profits, plus non-cash depreciation and amortization, offset by cash used to fund working capital changes primarily inventory for the DoD pre-stock order. Investing activities in the first half of fiscal 1998 used $1.5 million of cash for capital additions. The majority of capital was for automation equipment associated with cost reduction projects and for a new autoclave used in the production operation in St. Louis. Financing activities required payment of $750,000 on the long-term debt with International Nederlanden (U.S.) Capital Corporation ("ING") which was partially offset by borrowings under the working capital line and proceeds from issuance of common stock on options exercised.

During the six months ended January 31, 1998, the Company increased its asset based working capital credit line with ING CAPITAL to a maximum of $6.5 million from $5.0 million. The amount outstanding under this working capital line at January 31, 1998 was $4.4 million. The Company has engaged ING CAPITAL to restructure the existing ING CAPITAL term loan. The structure of the new debt will be some form of mezzanine financing. It is anticipated the new debt will be in place by the fourth quarter fiscal 1998. This refinancing may result in an approximate $1.5 million ($0.9 million after tax) non-cash, extraordinary charge for restructuring of debt. The extraordinary charge will not affect operating income or gross margins and will not distort the core financial measures of the Company. No assurances can be made that the Company will be successful in this effort and a delay in such restructuring could have an adverse effect on the Company's liquidity. However, management believes existing financing sources and other actions available, such as reducing discretionary spending on research and development, capital expenditures and other costs if necessary, will enable it to meet its financing obligations through the next 12 months.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Working capital at January 31, 1998 was $1.6 million, up from $0.8 million at July 31, 1997. The increase is primarily attributable to higher inventories ($2.5 million) offset partially by decreased receivables ($0.8 million) and higher accounts payable ($0.5 million). Accounts receivable were $6.7 million representing 55 days-sales-outstanding. Component, work in process and finished goods inventories (net) were $8.5 million up $2.5 million from the balance at July 31, 1997 due primarily to receipts of the majority of DoD pre-stock inventory which will be sold in third quarter of fiscal 1998. Accounts payable at the end of the second quarter of fiscal 1998 was $8.2 million, up $0.5 million from the balance at July 31, 1997 driven by the timing of delivery of DoD pre-stock inventory. Borrowings under working capital lines were $4.7 at January 31, 1998.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


PART II - OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of stockholders on December 11, 1997 (the "Annual Meeting"). A total of 2,404,918 shares of common stock were voted at the Annual Meeting in person or by proxy. The stockholders voted to reelect E. Andrews Grinstead, III as a director with 2,252,327 votes cast for the nominee and 0 votes cast against or withheld. The stockholders also voted to approve the Company's 1997 Long-Term Incentive Plan with 1,268, 002 votes cast for approval, 202,259 votes against or withheld, and 26,625 abstentions and broker-nonvotes. Finally, the stockholders voted to ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors of the Company for the fiscal year with 2,167,925 votes cast for ratification, 232,373 votes against or withheld, and 4,620 abstentions or broker-nonvotes.

ITEM 6. Exhibits and Reports on Form 8-K:

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the three months ended January 31, 1998.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q






                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                            Registrant


       February 26, 1998                    By:    /S/ James H. Miller
       -----------------                           -----------------------------
             Date                                  James H. Miller
                                                   President and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


       February 26, 1998                    By:    /S/ G. Troy Braswell
       -----------------                           -----------------------------
             Date                                  G. Troy Braswell
                                                   Vice President-Finance
                                                   and Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)