Form 10-Q/A
period 1998-01-31
MERIDIAN MEDICAL TECHNOLOGIES INC
filed 1998-03-26
CIK 95676

================================================================================

                                  United States
                                   FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998


[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________________ to _______________

Commission file number:  0-5958

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     52-0898764
            --------                                     ----------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                      Identification No.)


10240 Old Columbia Road, Columbia, Maryland                  21046
-------------------------------------------                  -----
 (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:      410-309-6830

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES [X]        NO [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                        Outstanding as of February 20, 1997
   ----------------------------             -----------------------------------
   Common Stock, $.10 par value                      2,935,332 Shares


================================================================================

                                                                                                                 Page No.
                                                                                                                 --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited except July 31, 1997 balance sheet)

                 Consolidated Balance Sheets as of
                    January 31, 1998 and July 31, 1997............................................................... 4

                 Consolidated Statements of Operations for
                    the Three and Six Months Ended January 31, 1998 and 1997 ........................................ 5

                 Consolidated Statements of Cash Flows for
                    the Six-Months Ended January 31, 1998 and 1997................................................... 6


                 Notes to Consolidated Financial Statements.......................................................... 7


ITEM 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations................................................................. 9

PART II. OTHER INFORMATION

ITEM 4.          Submission of Matters to a Vote of Security Holders................................................ 13

ITEM 6           Exhibits and Reports on Form 8-K................................................................... 13

SIGNATURES.......................................................................................................... 14

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                  FORM 10-Q/A

                                Explanatory Note

This Form 10-Q/A is being filed by Meridian Medical Technologies, Inc. in order to revise upward the diluted earnings per share in the unaudited results of operations originally reported on the Form 10-Q for the quarter and six months ended January 31, 1998. The revision is due to a previous miscalculation of fully diluted shares under newly required Financial Accounting Standards Board
(FASB) procedures, and does not affect basic earnings per share as previously reported.

                                  Introduction

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

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                  FORM 10-Q/A


PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements
         (in thousands of dollars)

                           CONSOLIDATED BALANCE SHEETS

                                                                                January 31,
                                                                                   1998                   July 31,
                                                                                (unaudited)                 1997
                                                                                -----------                 ----
ASSETS
Current assets
    Cash                                                                          $     295              $      23
    Restricted cash                                                                     264                    264
    Receivables                                                                       6,684                  7,508
    Inventories                                                                       8,541                  6,046
    Prepaid expenses and other assets                                                   416                    531
    Deferred income taxes                                                             1,659                  1,659
                                                                                  ---------              ---------
         Total Current Assets                                                        17,859                 16,031
                                                                                  ---------              ---------

Fixed assets                                                                         18,749                 17,246
    Less accumulated depreciation                                                     2,463                  1,468
                                                                                  ---------              ---------
                                                                                     16,286                 15,778
                                                                                  ---------              ---------

Excess of cost over net assets acquired                                               8,636                  9,168
Other intangible assets                                                               2,879                  3,105
                                                                                  ---------              ---------
                                                                                  $  45,660              $  44,082
                                                                                  =========              =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable and other accrued liabilities                                $   8,188              $   7,733
    Lines of credit                                                                   4,689                  4,113
    Current portion of long-term debt                                                 2,536                  2,299
    Customer deposits                                                                   687                    918
    Restructuring reserve                                                               123                    124
                                                                                  ---------              ---------
         Total Current Liabilities                                                   16,223                 15,187

Long-term debt:
    Notes payable                                                                    12,646                 13,062
    Other long-term debt                                                                640                    859
    Deferred revenue                                                                                           315
    Other noncurrent liabilities                                                        712                    625
    Deferred income taxes                                                             1,741                  1,741
                                                                                  ---------              ---------
         Total Liabilities                                                           31,962                 31,789
                                                                                  ---------              ---------

Shareholders' equity
    Common stock $.10 par, 18,000,000 authorized,  2,935,332 and
     2,912,502 issued and outstanding                                                   294                    291
    Paid-in capital                                                                  28,734                 28,660
    Warrants                                                                          2,073                  2,073
    Accumulated deficit                                                             (17,058)               (18,312)
    Unearned stock option compensation                                                 (139)                  (139)
    Foreign currency translation adjustment                                               7                    (67)
    Treasury stock, at cost                                                            (213)                  (213)
                                                                                  ---------              ---------
    Total shareholders' equity                                                       13,698                 12,293
                                                                                  ---------              ---------
                                                                                  $  45,660              $  44,082
                                                                                  =========              =========

          See accompanying notes to consolidated financial statements.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                  FORM 10-Q/A

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (in thousands of dollars, except per share data)


                                                            Three-Months Ended                      Six-Months Ended
                                                                January 31,                            January 31,
                                                         1998                1997               1998                1997
                                                         ----                ----               ----                ----
Net sales                                            $     10,723        $      8,787       $     21,366        $     18,984
Cost of sales                                               6,388               5,552             12,896              11,969
                                                     ------------        ------------        -----------        ------------

     Gross profit                                           4,335               3,235              8,470               7,015

Selling, general & administrative expense                   1,569               1,319              2,941               2,875
Research & development expense                                409                 627                775               1,656
Depreciation and amortization expense                         874                 744              1,765               1,447
Write-off in-process R&D                                       --               2,702                 --               2,702
Write-off merger transaction costs                             --               1,246                 --               1,246
                                                     ------------        ------------        -----------        ------------
                                                            2,852               6,638              5,481               9,926

Operating income (loss)                                     1,483              (3,403)             2,989              (2,911)
Other expense (income)
     Interest expense                                         676               1,092              1,389               1,606
     Other income                                            (186)                (10)              (194)               (124)
                                                     ------------        ------------        -----------        ------------
                                                              490               1,082              1,195               1,482

Income (loss) before income taxes                             993              (4,485)             1,794              (4,393)
Provision (benefit) for income taxes                          354                 (48)               540                 367
Minority interest in consolidated subsidiary                   --                   9                 --                 265
                                                     ------------        ------------        -----------        ------------


Net income (loss)                                    $        639        $     (4,446)       $     1,254        $     (5,025)
                                                     ============        ============        ===========        ============

Net income (loss) per share:
     Basic                                           $        .22        $     (2.24)        $       .43        $      (4.95)
                                                     ============        ===========         ===========        ============
     Diluted                                         $        .19        $     (2.24)        $       .38        $      (4.95)
                                                     ============        ===========         ===========        ============

Weighted average shares:
     Basic                                              2,919,451          1,988,025           2,917,250           1,016,305
     Diluted                                            3,273,182          1,988,025           3,258,525           1,016,305



          See accompanying notes to consolidated financial statements.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                  FORM 10-Q/A

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            (in thousands of dollars)

                                                                                       Six Months Ended
                                                                                         January 31,
                                                                             1998                            1997
                                                                             ----                            ----
Cash flows from operating activities:
   Net income (loss)                                                    $       1,254                    $    (5,025)
   Adjustments to reconcile net income (loss) to net cash
     provided  by operating activities
     Depreciation and amortization                                              1,765                          1,445
     Amortization of deferred compensation                                         37                             36
     Amortization of notes payable discount                                       584                            882
     Loss (gain) on fixed asset disposals                                          22                             (7)
     Write off in-process R&D                                                      --                           2702
   Changes in assets and liabilities
     Receivables                                                                  824                            206
     Inventories                                                               (2,495)                          (570)
     Prepaid expenses and other assets                                            115                            158
     Accounts payable and accrued liabilities                                     492                          1,905
     Restructuring reserve                                                         (1)                          (323)
     Other liabilities and accrued expenses                                      (231)                          (580)
     Deferred revenue                                                            (315)                           128
     Other noncurrent assets                                                       --                           (338)
     Other noncurrent liabilities                                                  87                             42
                                                                        -------------                    -----------
         Net cash provided by operating activities                              2,138                            661
                                                                        -------------                    -----------

Cash flows from investing activities:
   Purchases of fixed assets                                                   (1,537)                        (1,381)
   Purchases of patents and licenses                                               --                            (25)
   Increase in short-term investments                                              --                             (3)
   Proceeds from sale of fixed assets                                              --                              3
                                                                        -------------                     ----------
         Net cash (used for) investing activities                              (1,537)                        (1,406)
                                                                        =============                     ===========

Cash flows from financing activities:
   Proceeds from line of credit                                                   576                          1,340
   (Net payment) on notes payable long-term                                      (750)                        (1,400)
   (Net payment) on other long-term debt                                         (232)                           (70)
   Proceeds from issuance of common stock                                          77                             --
                                                                        -------------                    -----------

         Net cash (used for) financing activities                                (329)                          (130)
                                                                        -------------                    -----------

Net increase (decrease) in cash                                                   272                           (875)
   Cash at beginning of period                                                     23                          1,489
                                                                        -------------                    -----------
   Cash at end of period                                                $         295                    $       614
                                                                        =============                    ===========


          See accompanying notes to consolidated financial statements.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                  FORM 10-Q/A

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

3.       Inventories consisted of the following:

                                                             January 31,                      July 31,
                                                                1998                            1997
                                                                ----                            ----
         Components and subassemblies                        $   7,560                       $   4,788
         Material, labor and overhead
             costs in process                                    1,206                           1,460
            Finished goods                                         320                             345
                                                             ---------                       ---------
                                                             $   9,086                       $   6,593

         Inventory reserve                                        (545)                           (547)
                                                             ---------                       ---------
         Total                                               $   8,541                       $   6,046
                                                             =========                       =========

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                  FORM 10-Q/A

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

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                  FORM 10-Q/A


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Quarter and Six Months in Review

MMT reported a net income of $639,000, $0.22 basic earnings per share or $0.19 diluted earnings per share (see Footnote 5 in financial statements) on sales of $10.7 million for the second quarter of 1998 ended January 31, 1998 compared with a net loss of ($4.4 million) or ($2.24) basic and diluted earnings per share, on sales of $8.8 million in the same period of fiscal 1997. The fiscal 1997 shares shown in the financials are not comparable to fiscal 1998 due to the low share base of Brunswick prior to the merger. The fiscal 1997 net loss for the three months ended January 31, 1997 included $3.9 million of merger related costs. Earnings before interest, taxes, depreciation and amortization (EBITDA) for the second quarter of fiscal 1998 was $2.5 million compared to $1.3 million (excluding merger costs) for the same period in fiscal 1997.

For the first six-months ended January 31, 1998 MMT reported net income of $1.3 million or $0.43 basic earnings per share and $0.38 diluted earnings per share on revenues of $21.4 million. These results compare to a net loss of ($5.0 million) or ($4.95) per basic and diluted share for the fiscal 1997 six-month comparable period. EBITDA for the first six months of the fiscal 1998 was $4.9 million compared to $2.6 million (excluding merger costs) in the same period of fiscal 1997.

Gross profit and revenues of MMT's three areas of business for the quarter and six-months ended January 31, 1998 and 1997 are as follows:

                                              Quarter ended                                   Six Months ended
        ($thousands)             January 31, 1998        January 31, 1997         January 31, 1998        January 31, 1997
                                 ----------------        ----------------         ----------------        ----------------
Drug Delivery                      $       6,310          $       3,997            $      11,396           $       9,141
Cardiopulmonary                              293                    607                      530                   1,547
STI Military  Systems                      4,120                  4,183                    9,440                   8,296
                                   -------------          -------------            -------------           -------------

Total Revenues                     $      10,723          $       8,787            $      21,366           $      18,984
                                   =============          =============            =============           =============

Gross Profit                       $       4,335          $       3,235            $       8,470           $       7,015
                                   =============          =============            =============           =============

Gross Profit %                              40.4%                  36.8%                    39.6%                   36.9%

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

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                  FORM 10-Q/A


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

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                  FORM 10-Q/A


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

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                  FORM 10-Q/A


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



                                         MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                           Registrant


           March 26, 1998                By:   /S/ James H. Miller
           --------------                      -----------------------------
                Date                           James H. Miller
                                               President and
                                               Chief Executive Officer
                                               (Principal Executive Officer)



           March 26, 1998                By:   /S/ G. Troy Braswell
           --------------                      -----------------------------
                Date                           G. Troy Braswell
                                               Vice President-Finance
                                               and Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)