Form 10-Q
period 1998-04-30
MERIDIAN MEDICAL TECHNOLOGIES INC
filed 1998-06-03
CIK 95676

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                                    FORM 10-Q


 (Mark One)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


 For the quarterly period ended April 30, 1998
                                --------------


 [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


 For the transition period from:              to
                                --------------   -------------

 Commission file number:  0-5958
                          ------
                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
               (Exact name of registrant as specified in its charter)


           Delaware                              52-0898764
           --------                              ----------
 (State or other jurisdiction of              (IRS Employer
  incorporation or organization)               Identification No.)

 10240 Old Columbia Road, Columbia, Maryland       21046

 -------------------------------------------       -----
 (Address of principal executive offices)         (Zip Code)

 Registrant's telephone number, including area code:         410-309-6830
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

      Class                              Outstanding as of June 3, 1998
 ----------------------------            ------------------------------
 Common Stock, $.10 par value                 2,980,395 Shares

                                MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                          FORM 10-Q
                                                               Page No.
                                                               --------

 PART I.  FINANCIAL INFORMATION
 ------------------------------
 ITEM 1.   Financial Statements (Unaudited except July 31, 1997 balance sheet)

          Consolidated Balance Sheets as of
            April 30, 1998 and July 31, 1997   ........................ 4

          Consolidated Statements of Operations for

            the Three and Nine Months Ended April 30, 1998 and 1997 .  .5

          Consolidated Statements of Cash Flows for
            the Nine Months Ended April 30, 1998 and 1997 ............. 6

          Notes to Consolidated Financial Statements .................. 7


 ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations ...................... 10

 ITEM 3  Quantitative and Qualitative Disclosure about Market Risk ....14


 PART II. OTHER INFORMATION
 --------------------------


 ITEM 2   Changes in Securities and Use of Proceeds ...................14
 ITEM 6.  Exhibits and Reports on Form 8-K ........................... 14

 SIGNATURES........................................................... 15

                        MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q


 Meridian Medical Technologies, Inc. (hereinafter referred to as the _Company_ or _MMT_ or _Meridian_) was formed in November 1996 through the merger of Survival Technology, Inc. (_STI_) and Brunswick Biomedical Corporation

 (_Brunswick_). At the time of the merger, Brunswick held approximately 61% of STI's outstanding common stock, which Brunswick purchased from the estate of STI's late founder on April 15, 1996. As a result, STI had been treated for financial accounting purposes as a consolidated, majority-owed subsidiary of Brunswick from that date.

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


 MMT's business plan is to operate as a medical device company focusing on Home Healthcare and Emergency Medical Technologies. The Company has three areas of business. The Drug Delivery Systems business capitalizes on injectable drug delivery devices with an emphasis on commercial auto-injectors. This group also supplies customized drug delivery system design, pharmaceutical research and development, and sterile product manufacturing to pharmaceutical and biotechnology companies. The Cardiopulmonary Systems business focuses on non-invasive cardiac diagnostics and telemedicine. It is proceeding with the research and development of the PRIME ECG-TM- program, an 80-lead cardiac mapping system for rapid and improved diagnostic accuracy of cardiac ischemia. The STI Military Systems business focuses on the worldwide market for auto-injectors used by military personnel for self-administration of a family of nerve gas antidotes, morphine and diazepam, and civil defense applications.

 Certain statements in the Quarterly Report on Form 10-Q are forward-looking and are identified by the use of forward-looking words or phrases, such as, "believes," "expects," is or are "expected," "anticipates," "anticipated," and words of similar import. These forward-looking statements are based on the Company's current expectations. Because forward-looking statements involve risk and uncertainties, the Company's actual results could differ materially. In addition to the factors discussed generally herein, among the factors that could cause results to differ materially from current expectations are: (i) the general economic and competitive conditions in markets and countries where the Company and its subsidiaries offer products and services; (ii) changes in capital availability or costs; (iii) fluctuations in demand for certain of the Company's products, including changes in government procurement policy; (iv) technological challenges associated with the development and manufacture of current and anticipated products; (v) commercial acceptance of auto-injectors and competitive pressure from traditional and new drug delivery methods; and (vi) delays, costs and uncertainties associated with government approvals required to market new drugs and medical devices.

                        MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q
 PART I. FINANCIAL INFORMATION
 ITEM 1.  Financial Statements
      (in thousands of dollars)

                               CONSOLIDATED BALANCE SHEETS

                                                         April 30,
                                                           1998                  July 31,
                                                         (Unaudited)               1997
                                                         -----------             --------
                        ASSETS

Current assets:
      Cash                                               $     279               $    23
      Restricted cash                                          264                   264
      Receivables                                            8,485                 7,507
      Inventories                                            8,440                 6,047
      Prepaid expenses and other assets                      1,031                   531
      Deferred income taxes                                  1,659                 1,659

                                                         --------                -------
           Total current assets                             20,158                16,031
                                                         --------                -------

 Fixed assets                                               19,322                17,246
      Less accumulated depreciation                          2,959                 1,468
                                                         --------                -------
                                                            16,363                15,778

                                                         --------                -------

 Deferred financing fees                                       729                    --
 Excess of cost over net assets acquired                     8,370                 9,168
 Other intangible assets                                     2,809                 3,105
                                                         --------                -------
           Total assets                                  $  48,429               $44,082

                                                         ========                =======

            LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
      Accounts payable and other accrued liabilities     $   7,604               $ 6,194
      Lines of credit                                        2,057                 4,113
      Current portion of long-term debt                        536                 2,299
      Product exchange reserves                              2,882                 1,539

      Customer deposits                                        221                   918
      Restructuring reserve                                    123                   124
                                                         --------                -------
           Total current liabilities                        13,423                15,187

      Long-term notes payable                               18,608                13,062
      Other long-term debt                                     535                   859

      Deferred revenue                                          --                   315
      Other noncurrent liabilities                             553                   625
                                                         --------                -------
      Deferred income taxes                                  1,741                 1,741
                                                         --------                -------
                                                            34,860                31,789
                                                         --------                -------


 Shareholders' equity:
      Common stock $.10 par, 18,000,000 authorized,
        2,980,395 and 2,912,502 issued and outstanding         298                   292
      Paid-in capital                                       28,851                28,660
      Warrants                                               3,003                 2,073

      Accumulated deficit                                 (18,269)               (18,312)
      Unearned stock option compensation                     (139)                  (140)
      Foreign currency translation adjustment                   38                   (67)
      Treasury stock, at cost                                (213)                  (213)
                                                         --------                -------
        Total shareholders' equity                          13,569                12,293
                                                         --------                -------
        Total liabilities and shareholders' equity       $  48,429               $44,082

                                                         ========                =======

 See accompanying notes to consolidated financial statements.

                        MERIDIAN MEDICAL TECHNOLOGIES, INC.

                                   FORM 10-Q


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)
                (in thousands of dollars, except per share data)


                                                   Three-Months Ended                 Nine-Months Ended
                                                        April 30,                          April 30,
                                                      1998           1997                1998           1997
                                                   --------       --------            --------       --------
 Net sales                                       $   13,430     $   10,680          $   34,796       $ 29,663
 Cost of sales                                        8,324          6,875              21,220         18,843

                                                 ---------      ----------           ---------       ---------

      Gross profit                                    5,106          3,805              13,576         10,820
                                                 ----------     ----------          ----------       ---------
 Selling, general & administrative expense            1,735          1,450               4,676          4,325
 Research & development expense                         491            655               1,266          2,311
 Depreciation and amortization expense                  870            738               2,635          2,185

 Write-off in-process R&D                                --             --                  --          2,702
 Write-off merger transaction costs                      --             --                  --          1,246
 Product exchange                                     2,244             --               2,244             --
                                                 ----------     ----------          ----------       ---------
                                                      5,340          2,843              10,821         12,769
                                                 ----------     ----------          ----------       ---------

 Operating income (loss)                               (234)           962               2,755          (1,949)
                                                 ----------     ----------          ----------       ---------
 Other expense (income):
      Interest expense                                  694            323               2,083          1,929
      Other expense (income)                             13             50                (181)            (74)
                                                 ----------     ----------          ----------       ---------
                                                        707            373               1,902          1,855


 Income (loss) before income taxes and
 extraordinary loss                                    (941)           589                 853          (3,804)
 Provision (benefit) for income taxes                  (223)            --                 317            367
 Minority interest in consolidated subsidiary            --             --                  --            265
                                                 ----------     ----------          ----------       ---------

 Income (loss) before extraordinary loss               (718)           589                 536          (4,436)


 Extraordinary loss due to extinguishment of
  debt, net of income taxes of $317                     494             --                 494             --
                                                 ----------     ----------          ----------       ---------

 Net income (loss)                                   (1,212)    $      589                  42       $  (4,436)
                                                 ==========     ==========          ==========       =========


 Earnings per common share:
      Income (loss) before extraordinary item          (.24)          0.20                 .18           (2.69)
      Extraordinary charge                             (.17)            --                (.17)            --
                                                 ----------     ----------          ----------       ---------
      Net income per common share                $     (.41)    $     0.20          $      .01       $   (2.69)
                                                 ==========     ==========          ==========       =========
 Earnings per common share assuming dilution:
      Income (loss) before extraordinary item          (.24)          0.18                 .16           (2.69)

      Extraordinary charge                             (.17)            --                (.15)            --
                                                 ----------     ----------          ----------       ---------
      Net income per common share assuming
        dilution                                 $     (.41)    $     0.18          $      .01       $    (2.69)
                                                 ==========     ==========          ==========       ==========

 Weighted average shares:
      Basic                                       2,972,968      2,912,502           2,965,904       1,648,464
      Diluted                                     2,972,968      3,220,996           3,322,374       1,648,464



 See accompanying notes to consolidated financial statements.

                        MERIDIAN MEDICAL TECHNOLOGIES, INC.

                                   FORM 10-Q


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                           (in thousands of dollars)


                                                           Nine Months Ended
                                                               April 30,
                                                         1998               1997
                                                         ----               ----
 Cash flows from operating activities:
      Net income (loss)                                $        42      $   (4,436)

 Adjustments to reconcile net income (loss) to net
      cash provided  by operating activities
      Depreciation and amortization                          2,635            2,247
      Amortization of deferred compensation                     56               54
      Amortization of notes payable discount                   876              398
      Loss (gain) on fixed asset disposals                      22              (7)
      Write off in-process R&D                                  --            2,702

      Provision for income taxes                               317              367
      Deferred interest to note principal                       --              757
      Extraordinary loss due to extinguishment of debt         494               --
      Changes in assets and liabilities
      Receivables                                            (978)              567
      Inventories                                          (2,393)             (947)
      Prepaid expenses and other assets                      (500)              141
      Accounts payable and accrued liabilities               2,752            1,542

      Restructuring reserve                                     --             (378)
      Other liabilities and accrued expenses                 (631)             (748)
      Deferred revenue                                       (315)              285
      Other noncurrent assets                                   --             (354)
      Other noncurrent liabilities                            (72)               78
                                                       ----------        ----------
      Net cash provided by operating activities              2,305            2,268

                                                       ----------        ----------

 Cash flows from investing activities:
      Purchases of fixed assets                            (2,165)           (2,505)
      Purchases of patents and licenses                         --              (55)
      Increase in short-term investments                        --              257
      Proceeds from sale of fixed assets                        --                3
                                                       ----------        ----------

      Net cash (used for) investing activities             (2,165)           (2,300)
                                                       ==========        ==========
 Cash flows from financing activities:
      Net (payment) proceeds on line of credit             (2,056)              716
      Proceed from refinanced notes payable long-term       14,070               --
      Payment on notes payable long-term                  (11,973)             (138)
      (Net payment) on other long-term debt                  (324)           (1,400)

      Proceeds from issuance of warrants                       930               --
      Payment of financing fees                              (729)               --
      Proceeds from issuance of common stock                   198               --
                                                       ----------        ----------

      Net cash provided by (used for)
        financing activities                                   116             (822)
                                                       ----------        ---------


 Net increase (decrease) in cash                               256             (854)
      Cash at beginning of period                               23            1,489
                                                       ----------        ----------
      Cash at end of period                            $       279       $      635

                                                       ==========        ==========


 See accompanying notes to consolidated financial statements.

                        MERIDIAN MEDICAL TECHNOLOGIES, INC.

                                   FORM 10-Q

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals other than accruals for the product recall) necessary to present fairly the Company's financial position as of April 30, 1998 and July 31, 1997, the results of its operations for the three-month and nine-month periods ended April 30, 1998 and 1997, and its cash flows for the nine-month periods ended April, 1998 and 1997. The results of operations for the three-month and nine-month periods ended April 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1998.


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


 3.   Inventories consisted of the following (in thousands of dollars):

                                     April 30,        July 31,
                                       1998            1997
                                    --------------------------
      Components and subassemblies  $  6,283         $   4,788
      Material, labor and overhead

       costs in process                2,502             1,460
      Finished goods                     224               345
                                    ---------        ---------
                                    $  9,009         $   6,593

      Inventory reserve                 (569)            (547)
                                    ---------        ---------

      Total                         $  8,440         $   6,046

                        MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q


 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 4. On April 30, 1998, the Company sold $15.0 million aggregate principal amount of senior subordinated notes maturing on April 30, 2005 to Nomura Holding America Inc. The notes bear 12% interest payable quarterly in arrears with principal payments deferred until maturity. The Company issued warrants to Nomura Holding America Inc. to purchase 204,770 shares of MMT common stock until maturity of the notes at an exercise price of $11.988 per share (subject to an anti-dilution provision).

   The note proceeds were used to (1) retire $6.0 million of senior subordinated notes issued to the Sarnoff Estate which bore 13% interest and would have matured on April 15, 2001, (2) retire $1.2 million of subordinated notes issued to EM Industries which bore 13% interest and would have matured on April 15, 2001, and (3) reduce the existing senior term loan due ING CAPITAL by $3.5 million. The senior term loan also was amended to extend its maturity to April 30, 2003, defer quarterly principal amortization payments until March 31, 1999 at which time quarterly amortizations will be $250,000 through March 31, 2002 with quarterly payments of $500,000 required thereafter. Net of financing related costs of $700,000, the Company gained working capital borrowing availability of $3.5 million on its existing working capital line of credit with ING CAPITAL. Associated with the refinancing transactions, the Company recorded an extraordinary charge on extinguishment of debt amounting to $494,000, net of an income tax benefit of $317,000.

 5. On October 8, 1997, the Company announced a product exchange program for all of its EpiEZPen-Registered Trademark- product sold since March 1996 (approximately 500,000 units). This exchange program was initiated after a minimal amount of units (less than 10 units) were returned for premature activation in the package. The estimated cost of the exchange program is $1.5 million and was included in fiscal 1997 results of operations as reported in the Company's Annual Report on Form 10-K. Actual costs could differ materially from management's estimates; however, it now appears that the reserve will be adequate. The Company has not included any cost sharing of this exchange with potentially responsible parties as the benefit and probability of such an arrangement are not determinable at this time. Actual costs incurred through April 30, 1998 were approximately $901,000. The Company believes the exchange will be substantially complete by the end of fiscal 1998.

 6. On May 8, 1998, the Company announced a Class 1 product recall for 47 lots of EpiPen-Registered Trademark- auto-injectors manufactured between June 1997 and February 1998 (approximately 1.0 million units). This recall was initiated after detecting a loss of active drug (epinephrine) in retained samples from production lots. The loss of epinephrine resulted from a chemical complex formed from exposure of the active drug to the needle caused by puncture of the drug cartridge diaphragm by the needle during an automated production step. Upon detection of the puncture, the Company immediately terminated the automated production process and reverted back to the previous production process. The estimated cost of the recall is $2.2 million and is included in the fiscal third quarter. While the Company believes the estimated costs are reasonable to cover the cost of the recall, actual costs could differ materially from management's estimates.

                        MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


 7. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which was required to be adopted by the Company in its January 1998 financial statements. The Company has adopted this methodology and used it to compute current earnings per share and to restate all prior periods. Under the new requirements for calculating basic earnings per share, the dilutive effect of stock options, warrants and other potentially dilutive common shares are excluded. Fully diluted EPS has not changed significantly but has been renamed diluted EPS. The extraordinary loss due to extinguishment of debt was ($0.17) per basic and diluted share for the quarter and ($0.17) per basic and ($0.15) per diluted share for nine months ended April 30, 1998.

 8. There is no current or deferred tax expense for the nine months ended April 30, 1998 due to the quarterly loss. When applied to the estimated income tax for the fiscal year, the carryforwards are expected to reduce the effective rate to zero.

                        MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q


 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 The Quarter and Nine Months in Review


 MMT earned $651,000 or $0.22 basic and diluted earnings per share excluding a reserve provision for EpiPen-Registered Trademark- recall and an extraordinary loss on extinguishment of debt during the three months ended April 30, 1998. MMT incurred a net loss of $1.2 million, ($0.41) basic and diluted earnings per share (see Note 7 to the consolidated financial statements) on sales of $13.4 million for the third quarter of fiscal 1998 ended April 30, 1998 compared with net income of $589,000 or $0.20 per basic and $0.18 per diluted earnings per share, on sales of $10.7 million in the same period of fiscal 1997. (The fiscal 1997 nine month shares shown in the Consolidated Statement of Operations are not comparable to fiscal 1998 due to the low common share base of Brunswick prior to the merger.) The fiscal 1998 third quarter net loss includes a $2.2 million ($1.4 million after tax) provision for a product recall and a $494,000 net of tax, extraordinary charge on extinguishment of debt. Earnings before interest, taxes, depreciation and amortization (EBITDA) for the third quarter of fiscal 1998 was $2.9 million (excluding the product recall provision and the extraordinary charge for extinguishment of debt) compared to $1.6 million for the same period in fiscal 1997.

 For the nine months ended April 30, 1998, MMT earned net income of $42,000 or $0.01 basic and diluted earnings per share on revenues of $34.8 million. These results compare to a net loss of ($4.4 million) or ($2.69) per basic and diluted share for the fiscal 1997 nine month comparable period. The fiscal 1998 nine month net income includes a $2.2 million ($1.4 million after tax) provision for a product recall, and an extraordinary charge on extinguishment of debt amounting to $494,000 net of tax, while the nine month fiscal 1997 net loss includes $3.9 million of non-recurring, one-time merger related costs. EBITDA for the first nine months of fiscal 1998 excluding the recall provision and the extraordinary loss on refinancing of debt was $7.8 million compared to $4.2 million in the first nine months of fiscal 1997 excluding merger related costs.

 Revenues of MMT's three areas of business and gross profit for the quarter and nine months ended April 30, 1998 and 1997 are as follows:



           ($thousands)        Quarter ended       Quarter ended       Nine Months ended   Nine Months ended
                              April 30, 1998      April 30, 1997        April 30, 1998      April 30, 1997
 Drug Delivery                 $     4,493         $     4,831           $   15,869           $   13,904
 Cardiopulmonary                       314                 822                  844                2,370
 STI Military  Systems               8,623               5,027               18,083               13,389
                               -----------         -----------           ----------           -----------
 Total Revenues                $    13,430         $    10,680           $   34,796           $   29,663
                               ===========         ===========           ==========           ===========
 Gross Profit                  $     5,106         $     3,805           $   13,576           $   10,820
                               ===========         ===========           ==========           ===========

 Gross Profit %                      38.0%               35.6%                39.0%                36.5%


                        MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q


 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
           (continued)

 Drug Delivery business revenue in the fiscal third quarter ended April 30, 1998 was $4.5 million compared to $4.8 million in the comparable prior year period. The 6% lower revenue reflects primarily the absence of development revenue amounting to $900,000 from Mylan Laboratories for filing aNDA's, partially offset by EpiPen-Registered Trademark- shipments, which were 32% above prior year levels. The growth in EpiPen-Registered Trademark-shipments was partially due to an adjustment in inventory levels from increased sales and marketing emphasis.


 Drug Delivery revenues for the first nine-months of fiscal 1998 were $15.9 million, 14% higher than the comparable prior year period. The increase is attributable to a 47% increase in EpiPen-Registered Trademark- revenues partially offset by the absence of Mylan aNDA development revenues.

 Impacting the Drug Delivery business is the May 8, 1998 Class 1 recall announced for the EpiPen-Registered Trademark-. As explained in Note 6 to the consolidated financial statements, the recall involves 1.0 million units covering production from June 1997 through February 1998. The Company is working closely with Dey Laboratories, the product distributor, to provide replacement products as well as satisfy growth in core product demand. The Company's production facilities are operating at maximum capacity limited by component vendor delivery capabilities. The reserve provision of $2.2 million was estimated and is considered adequate to cover the full costs of the replacements. However, no assurances can be given that this estimate is accurate.

 The Drug Delivery new product pipeline continued to expand during the third quarter. On February 10, 1998 MMT entered into an alliance with DuoJect Medical Systems to provide diluent solution and assemble DuoJect's Inter-Vial drug delivery system. The DuoJect system provides separate storage chambers for powdered medication and diluent that can then be combined within a single syringe system for application. MMT will provide sterile filling of the diluent and assembly of the DuoJect system. On March 10, 1998, MMT obtained North American rights to manufacture and co-market IntraJect-Registered Trademark-, a pre-filled, disposable, needle-less auto-injector developed by UK-based Weston Medical Ltd. This patented technology provides MMT a strategic opportunity to further compliment its auto-injector portfolio and, if successful, to offer a significantly lower cost drug delivery device. On April 28, 1998, MMT announced an agreement with Human Genome Sciences, Inc.
 (HGS) to supply product filled vials for use in HGS's Phase I and Phase II clinical trials for human protein Myeloid Progenitor Inhibitory Factor-1 for cancer therapy. Revenues are anticipated this fiscal year. Over the near term, the Company should realize increasing development revenues with a potential for product revenues in later years.

 Cardiopulmonary revenues were lower in the third quarter and nine months ended April 30, 1998 compared to the same periods of fiscal 1997 primarily due to the sale of a non-core emergency care product line previously included as part of the cardiopulmonary business and the absence of a CardioBeeper-Registered Trademark- promotion held in fiscal 1997.

                        MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q


 ITEM 2.   Management's Discussion and Analysis of Financial Condition and

           Results of Operations
           (continued)

 The Cardiopulmonary systems group PRIME ECG-TM- Electrocardiac Imaging System product development is proceeding towards a fiscal year 1999 European launch and a fiscal year 2000 U.S. launch. Several potential U.S. partners have been identified and discussions are proceeding, but no assurances can be given that agreements will be reached or timetables achieved. Contracts were let to facilitate the PRIME ECG-TM- FDA regulatory filing and to initiate clinical trials in the US. Three scientific papers were presented and submitted in a recent American College of Cardiology annual convention.

 STI Military Systems revenues in the third quarter of fiscal 1998 were $8.4 million, 67% higher than the same period last year. The increased revenues were primarily from the U.S. DoD for pre-stocking components and shipments of auto-injectors to replenish supplies. Partially offsetting these gains was the absence of a large auto-injector shipment to a NATO allied country in the third quarter of last year.

 Nine month revenues of the STI Military Systems group were $17.9 million, 33% higher than in the comparable prior year period. The growth results from higher shipments to the U.S. DoD for pre-stocking of components and shipment of auto-injectors.

 Third quarter STI Military business activities included the approval for storage of morphine enabling the first shipments of morphine auto-injectors in the fiscal fourth quarter 1998. The unit also completed the bio-availability clinical trial for the multi-chambered auto-injector with results expected by mid-summer.Additionally, orders were received from the City of New York for delivery of auto-injectors for civil defense, and an order was received from the Government of Israel for delivery of auto-injectors starting in the fiscal fourth quarter of this year and continuing into 1999.

 Gross margins were 38.0% and 39.0% of revenues in the third quarter and nine months ended April 30, 1998 respectively compared to 35.6% and 36.5% in the same periods of fiscal 1997. The margin improvement is due to the increased revenues coupled with overhead cost control and continuing cost reduction programs. The lower gross margins in the third quarter compared to the previous six months reflect mix changes, particularly high military pre-stocking shipments in the third quarter.

 Operating costs were $5.3 million in the third quarter of fiscal 1998, $2.5 million higher than in the comparable period of fiscal 1997. The higher costs primarily reflect the EpiPen-Registered Trademark- product recall provision of $2.2 million. Operating costs were $10.8 million during the first nine months of fiscal 1998, $2.0 million less than in the comparable prior year period, which is mostly the result of higher contract R&D incurred by Brunswick prior to the merger. Excluding the $2.2 million EpiPen-Registered Trademark- reserve provision in fiscal 1998 and the $3.9 million merger costs in fiscal 1997, operating costs were lower than prior year by $297,000.

 Operating income, excluding the EpiPen-Registered Trademark- product recall, was $2.0 million for the quarter ended April 30, 1998, $1.0 million higher than the comparable period in the prior year. Operating income for the first nine months of fiscal 1998 was $5.0 million compared to $2.0 million in the prior year comparable period, excluding the recall provision in 1998 and the merger costs in 1997.

                        MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q



 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
           (continued)

 Interest expenses were $694,000 in the third quarter of fiscal 1998, an increase of $371,000 over the prior year third quarter which was low due to an adjustment of interest cost, which was over accrued in the prior year second quarter.

 The income tax provision for the third quarter of fiscal 1998 was a credit of $540,000 consisting of a benefit of $223,000 from losses before extraordinary item, and a benefit of $317,000 for the extraordinary loss from the extinguishment of debt. The nine month tax provision of $317,000 is completely offset by the tax benefit from the extraordinary loss. The utilization of available net operating loss carryforwards of Brunswick will likely offset any tax provision required for the year. A tax provision for the first nine months of fiscal 1997 was made because the Company needed to provide for taxes on STI earnings prior to the merger.

 Liquidity and Capital Resources

 Total cash as of April 30, 1998 was $543,000, an increase of $256,000 from July 31, 1997. The Company generated $2.3 million of cash from operations in the first nine months of fiscal 1998, despite net income of $42,000, attributable mostly to non-cash depreciation and amortization partially offset by cash used to fund working capital changes, primarily inventory and receivables. Investing activities in the first nine months of fiscal 1998 used $2.2 million of cash for capital additions mostly for molds, automation equipment associated with cost reduction projects and for a new autoclave. Net proceeds from the debt refinancing used to reduce the working capital line with ING CAPITAL was $3.5 million.

 During the nine months ended April 30, 1998, the Company increased its asset based working capital credit line with ING CAPITAL to a maximum of $6.5 million from $5.0 million. The amount outstanding under this working capital line at April 30, 1998 was $1.8 million. On April 30, 1998, the Company completed its planned long-term debt refinancing. The Company issued $15.0 million of senior subordinated notes to Nomura Holding America Inc. (Nomura) and used the proceeds to retire and pay-down term notes issued to finance the merger which were currently requiring amortization principal payments.
 The senior subordinated notes to Nomura mature on April 30, 2005 and bear interest at 12% payable quarterly in arrears with principal payment deferred until maturity. The Company issued warrants to Nomura to purchase 204,770 shares of MMT common stock until maturity of the Notes at an exercise price of $11.988 per share. The Company retired senior subordinated debt held by the Sarnoff Estate for $6.0 million, retired subordinated debt held by EM Industries for $1.2 million and paid down $3.5 million on the senior term loan with ING CAPITAL. After these transactions, the Company eliminated quarterly principal amortization payments until March 31, 1999 and increased its cash borrowing availability through the working capital line by $3.5 million. (See Note 4 to the consolidated financial statements for discussion about the debt refinancing.)

 An initial grant award of $508,000 was received from the Industrial Development Board of Northern Ireland to assist MMT in its facility consolidation in Northern Ireland. While no assurances can be given that all anticipated grants will be received, total expected grants for both capital and expense items associated with the facility consolidation in Northern Ireland will approach $1.3 million over three years.

                        MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q


 ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
           (continued)

 Working capital at April 30, 1998 was $7.8 million, up from $0.8 million at July 31, 1997. The increase is primarily attributable to higher inventories ($2.4 million), higher receivables ($978,000), higher prepaid expenses ($500,000) and lower current liabilities ($1.8 million) mostly from reduced borrowings on the credit line. At April 30, 1998, accounts receivable were $8.5 million, representing 66 days-sales-outstanding, and inventories were $8.4 million representing a turn-over rate of 3.4 times per year.

 ITEM 3.   Quantitative and Qualitative Disclosure about Market Risk

           Not applicable.


 PART II - OTHER INFORMATION


 ITEM 2.   Changes in Securities and Use of Proceeds

 Financial covenants under the 4th Amendment to the Term Loan and revolving credit loan with ING CAPITAL and the senior subordinated notes with Nomura Holding America Inc. described herein require the Company to maintain certain levels of net worth and debt to EBITDA ratios and limit the Company's capital expenditures in any one fiscal year to amounts varying from $3.8 million to $5.0 million under the ING agreement and $4.2 million to $6.6 million under the Nomura agreement. In addition, covenants under such indebtedness restrict the ability of the Company to pay any dividends on its common stock.


 On April 30, 1998, for $930,000, the Company issued warrants to Nomura Holding America Inc to purchase 204,770 shares (subject to anti-dilution provision) of MMT common stock until April 30, 2005 at an exercise price of $11.988 per share (subject to dilution adjustment). On April 30, 1998, for $14,070,000, the Company isued, to Nomura Holding America Inc.,12% Senior

 Subordinated Notes, with interest payable quarterly in arrears and principal due April 30, 2005. The Company issued the Notes and the warrants in reliance on the exemption from registration under section 4(2) of The Securities Act of 1933, as amended.


 ITEM 6.   Exhibits and Reports on Form 8-K:


 (a)  Exhibits

      Exhibit 10.1 - Note and Warrant Purchase Agreement dated as of April 30,
                     1998.

      Exhibit 10.2 - Registration Rights Agreement dated as of April 30, 1998.


      Exhibit 10.3 - Warrant Agreement dated as of April 30, 1998.

      Exhibit 27.1 - Financial Data Schedule.

      Exhibit 27.2 - Restated Financial Data Schedule for the quarter ended
                     April 30, 1997

 (b)  Reports on Form 8-K


      Press releases dated May 8, 1998 issued by the Company were filed as exhibits 99.1 and 99.2 to Form 8-K filed and dated May 8, 1998.

                        MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

                                   SIGNATURES


 Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MERIDIAN MEDICAL TECHNOLOGIES, INC.
      `                             -----------------------------------
                                         Registrant


           June 3, 1998                  By:  /S/James H. Miller
           ------------                  -----------------------
           Date                          James H. Miller
                                         President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)


           June 3, 1998                  By:  /S/G. Troy Braswell
           ------------                  ------------------------
           Date                          G. Troy Braswell
                                         Vice President-Finance
                                         and Chief Financial Officer
                                         (Principal Financial and
                                          Accounting Officer)