Form 10-K
period 1998-10-02
MERIDIAN MEDICAL TECHNOLOGIES INC
filed 1998-10-29
CIK 95676

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

                     For the fiscal year ended July 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________.

                          Commission File Number 0-5958

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                        52-0898764
----------------------------                   ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

10240 Old Columbia Road, Columbia, Maryland                21046
-------------------------------------------              ---------
(Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code: 410-309-6830

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                 $.10 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X__ NO ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K any amendment to this Form 10-K. [ ]

         As of October 26, 1998, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the average of the high and low sales prices of such stock reported by the National Association of Securities Dealers, Inc. on such date, was approximately $17.5 million.

        There were 2,990,930 shares of Registrant's common stock outstanding as of September 30, 1998

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Meridian Medical Technologies, Inc. definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended July 31, 1998 are incorporated by reference into Part III of this Form 10-K.

================================================================================

TABLE OF CONTENTS

                                     PART I

Item 1.  BUSINESS                                                                     Page
                                                                                      ----

         General                                                                      4

         Products and Services                                                        5

                  Injectable Drug Delivery System                                     5

                  STI Government System                                               7

                  Cardiopulmonary Systems                                             8

         Competition                                                                  10

         Backlog and Renegotiation                                                    11

         Research and Development                                                     11

         Patents, Trademarks, and Licenses                                            12

         Product Liability Insurance                                                  12

         Cost Reduction Program                                                       12

         Government Regulation                                                        13

         Employees                                                                    14

Item 2.  PROPERTIES                                                                   14

Item 3.  LEGAL PROCEEDINGS                                                            14

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS                                                             15

         EXECUTIVE OFFICERS OF THE REGISTRANT
         (Unnumbered Item)                                                            15

                                     PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED STOCKHOLDER MATTERS                                              16

Item 6.  SELECTED FINANCIAL DATA                                                      17

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                18

TABLE OF CONTENTS

                                                                                      Page
                                                                                      ----

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                            25

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                  26

Item 9.  CHANGES IN AND DISAGREEMENTS WITH
         ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE                                                         50

                                    PART III

Items 10. Through 13.

         (Incorporated by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended July 31, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of that fiscal year)

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
         REPORTS ON FORM 8-K                                                          50

Signatures                                                                            56

Certain statements in this Annual Report on Form 10-K are forward-looking and are identified by the use of forward-looking words or phrases such as "will be positioned", "expects", is or are "expected", "anticipates", and "anticipated". These forward-looking statements are based on the Company's current expectations. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. In addition to the factors discussed under "Business--Competition", "Business--Product Liability Insurance" and "Business--Government Regulation", among the factors that could cause results to differ materially from current expectations are: (i) the general economic and competitive conditions in markets and countries where the Company and its subsidiaries offer products and services; (ii) changes in capital availability or costs; (iii) fluctuations in demand for certain of the Company's products, including changes in government procurement policy; (iv) technological challenges associated with the development and manufacture of current and anticipated products; (v) commercial acceptance of auto-injectors and competitive pressure from traditional and new drug delivery methods; (vi) delays, costs and uncertainties associated with government approvals required to market new drugs and medical devices; (vii) costs of the Company's EpiPen voluntary recall and/or EpiEZPen voluntary product exchange associated with differences from management's estimate of the number of returned units, total costs or adverse impact on future sales; (vii) success and timing of cost reduction programs; (ix) adequacy of product liability insurance; (x) factors related to PRIME ECG including successful product completion, degree of market acceptance and ability to obtain strategic alliances; (xi) ability of competitors to design around the Company's patent protection; and (xii) factors relating to Year 2000 issues.

                                     PART I

ITEM 1.  BUSINESS

                                     GENERAL

Meridian Medical Technologies, Inc. (hereinafter referred to as the "Company" or "MMT" or "Meridian") was formed in November 1996 through the merger (the "Merger") of Survival Technology, Inc. ("STI") and Brunswick Biomedical Corporation ("Brunswick"). At the time of the Merger, Brunswick held approximately 61% of STI's outstanding common stock, which Brunswick purchased from the estate of STI's late founder on April 15, 1996. As a result, STI had been treated for financial accounting purposes as a consolidated, majority-owned subsidiary of Brunswick from that date. Upon completion of the Merger, STI was the surviving corporation as a legal matter but the Merger was recorded as a purchase of STI by Brunswick for financial accounting purposes.

This Merger brought together two companies with a long standing historical relationship that had complimentary business synergies and marketing strategies. Both companies were focused on the rapidly growing home healthcare and emergency healthcare markets.

STI was a publicly traded company that primarily sold auto-injectors to commercial and military markets. Brunswick was primarily a privately held research and development company with core technologies focused on enhancing the diagnosis of cardiac ischemia and arrhythmias, and was engaged principally in the development of the PRIME ECG(TM) electrocardiac mapping system.

MMT, through STI, pioneered the development of auto-injectors for the self-administration of injectable drugs. An auto-injector is a prefilled, pen-like device that allows a patient to automatically inject a precise drug dosage quickly, safely, and reliably. Meridian manufactures a spring-loaded, needle applied auto-injector and has North American marketing rights to a needleless auto-injector device using compressed gas. The auto-injector is a convenient, disposable, one-time use device designed to improve the medical and economic value of many drug therapies. The product is well-suited for the administration of certain drugs and is currently marketed with epinephrine for the treatment of allergic reactions, lidocaine for the treatment of cardiac arrhythmias, morphine for the treatment of pain and antidotes and diazepam for the treatment of nerve agent poisoning and other chemical and biological exposures in battlefield conditions. MMT also supplies customized drug delivery system design, pharmaceutical research and development and cGMP-approved sterile product manufacturing to pharmaceutical and biotechnology companies.

The Company has three primary areas of business: Injectable Drug Delivery Systems, STI Government Systems and Cardiopulmonary Systems. The Injectable Drug Delivery and STI Government businesses both utilize the Company's auto-injector technology, while the Cardiopulmonary business utilizes the Company's electrocardiology and telemedicine technologies. The Company expects to realize significant revenue growth from new commercial applications of its auto-injector products. Additionally, revenue growth is anticipated from alliances which introduce new products for auto-injectors and other drug delivery devices. Current new therapies under development or in negotiations for delivery in auto-injectors include migraine, growth hormone and seizure. Management also anticipates growth in its telemedicine products and believes that the PRIME ECG(TM) electrocardiac mapping system has the potential to become a significant source of revenue and profitability for the Company. Government auto-injector revenues are also expected to increase through international market expansion, new product development and expanding civil defense applications for the Company's products.

                              PRODUCTS AND SERVICES

Revenues from MMT's three areas of business and gross profit for the years end July 31, 1998, 1997, and proforma 1996 (see page 18) are as follows (in thousands):

                                                  Year Ended      Year Ended     Year Ended
                                                 July 31, 1998    July 31,      July 31, 1996
                                                 -------------    ---------     -------------
                                                                     1997

Injectable Drug Delivery Systems                     $  22,414       $ 20,079       $  15,379
Cardiopulmonary Systems                                  1,089          2,761           3,630
STI Military Systems                                    21,165         17,825          16,006
                                                     ---------       --------       ---------
         Total Revenues                                 44,668         40,665          35,015

         Gross Profit                                   17,577         15,044          10,606
         Gross Profit %                                   39.4%           37.0%          30.3%

Injectable Drug Delivery Systems

MMT currently markets the EpiPen family of products, Lidopen, and contract filling products. New technologies under development include the TruJect and Weston "needleless" auto-injector. Regulatory approvals are pending for vial filled generic injectable drugs to be sold through alliances with Mylan and Genpharm.

a.  Existing Products

Currently, the substantial majority of the Company's commercial (i.e., non-government) sales come from its EpiPen(R) epinephrine auto-injectors, which are prescribed to patients at risk of anaphylaxis resulting from severe allergic reactions to bee stings, insect bites, foods, drugs and exercise-induced anaphylaxis. These auto-injectors permit the immediate self-injection of epinephrine, the drug of choice for emergency treatment of such conditions. The EpiPen was the Company's first major commercial auto-injector, and demand for the EpiPen has grown at double-digit rates over the last several years. The Company markets the EpiPen through Dey L.P. (formerly Center Laboratories), a subsidiary of E. Merck based in Germany. Dey Laboratories has a co-marketing agreement with ALK, Inc., a Danish Company, for international markets in 13 foreign countries.

The Company intends to re-introduce its EpiEZPen auto-injector after redesign and vendor changes are complete. The EpiEZPen was withdrawn after the voluntary product exchange was announced on October 8, 1997 as discussed below.

The Company also produces the LidoPen(R) auto-injector, which utilizes the same delivery system as the EpiPen(R), except that it is prefilled with lidocaine hydrochloride for self-injection by persons experiencing a serious cardiac event. The LidoPen(R) is sold primarily in connection with the sale of the CardioBeeper(R) ECG product family sold by the Cardiopulmonary Systems business.

On May 8, 1998, the Company announced a voluntary Class I recall of 47 lots of its EpiPen and EpiPen Jr. auto-injectors (approximately 1,000,000 units) because some may not provide effective doses of medication. The original reserve taken was $2.2 million and was included in the third quarter 1998 results. During the fourth quarter, management revised the estimate and increased the provision by $0.5 million, bringing the total recall provision for fiscal 1998 to $2.7 million. Included in this cost is the cost of the actual returned products as well as cash costs incurred by the distributor. The Company will supply free units of product to satisfy the reimbursement for cash costs at regular sales price, while the provision provides for the Company's expense at its cost of the product. This reimbursement of cash costs with free product reduced normal sales revenue in fiscal 1998, and is expected to continue to do so in fiscal 1999. Actual costs could differ materially from management's estimates. The Company believes the recall will be substantially complete by mid-fiscal 1999.

On October 8, 1997, the Company announced a product exchange program for its entire EpiEZPen(R) product sold since March 1996 (approximately 500,000 units). This exchange program was initiated after a minimal amount of units (less than
 .001 percent) were returned for premature activation in the package. Management has performed an analysis of potential costs of the exchange program and made its best estimate regarding these costs. The estimated cost of the exchange program was $1.5 million (pre-tax) and was included in fiscal 1997 results of operations. The exchange program was substantially concluded in fiscal 1998, and costs did not materially differ from management's estimates.

b.  Developmental Products

Meridian is aggressively pursuing new products to further capitalize on its auto-injector technologies. The Company's TRUJECT(TM) is an innovative and low cost single use disposable auto-injector utilizing a technology platform that could replace existing auto-injector applications. TRUJECT(TM) incorporates the latest safety features plus a needle cover, which prevents contamination and shields the needle from view during self-injection. TRUJECT(TM) utilizes dental cartridge technology, which is the container of choice for many commercial drug delivery systems due to its low cost and ease of manufacturing. Due to these factors, the Company believes that the new TRUJECT(TM) technology coupled with the Company's drug development and manufacturing capabilities have the potential to fuel significant growth in its Injectable Drug Delivery business in future years.

In March 1998, the Company announced an agreement with U.K.- based Weston Medical Ltd., to acquire North American rights to co-market and manufacture Weston's pre-filled, disposable needle free injector Intraject(R). Intraject is about half the size of a fountain pen. Due to its low cost and ease of use, this patented technology offers a strategic opportunity for Meridian and positions this technology to potentially displace a significant portion of the pre-filled conventional needle syringe market. Meridian and Weston began co-marketing activities in March 1998.

Currently, no contracts have been signed for either TRUJECT(TM) or IntraJect. Commercialization of either technology is dependent upon the successful formulation of the drug product and further development of the auto-injector.

c.  Generic Products

In February 1998, the Company filed an abbreviated new drug application ("ANDA") for a third generic injectable under the Mylan alliance formed in 1997. The Mylan alliance is a long term strategic alliance with Mylan Laboratories ("Mylan") under which Meridian will license, develop and manufacture a line of generic injectable drugs to be marketed by Mylan. This alliance could result in significant sales growth for its Injectable Drug Delivery business over the next three to five years. In fiscal 1997, the Company filed ANDAs for its first two generic products under the Mylan alliance. Regulatory approval of these ANDAs is expected in fiscal 1999. See Government Regulation below.

Also in February 1998, under the Genpharm alliance signed in fiscal 1997, Genpharm filed its first Meridian injectable generic in Canada. Genpharm will market the drug in Canada. The Company is also working with other pharmaceutical companies under development contracts to identify other drugs suitable for administration using Meridian's drug delivery technologies.

d.  Pharmaceutical Manufacturing and Packaging

The Injectable Drug Delivery business also has complete sterile parenteral Pharmaceutical Manufacturing and Packaging services for a broad range of sterile injectable dosage forms which includes vials, dental cartridges, pre-filled ready-to-use syringes, and a line of autoinjectors. Further, the Injectable Drug Delivery business provides fully validated formulation and aseptic filling services and regulatory and clinical trial assistance for those pharmaceutical and biotechnology companies not currently possessing such capabilities. The Company also supplies customized drug delivery system design, cGMP-approved sterile product manufacturing and pharmaceutical research and development to a number of different companies. Development programs include feasibility and stability studies as well as the manufacturing of clinical trial materials in the Company's pilot plant. If feasibility and stability studies are successful and all regulatory approvals are received, the Company anticipates licensing fees and contracts in the coming years to manufacture these products in vials, prefilled syringes and proprietary auto-injector systems. Revenue from customer-funded research and development activities was $1.3 million and $1.2 million during fiscal years 1998 and 1997, respectively. The Company expects fiscal 1999 revenue from funded R&D activities and licensing fees to continue.


STI Government System

The Company's STI Government System business supplies auto-injectors for both military and civilian applications. The Company's military auto-injectors are designed to be used by military personnel under combat conditions for the self-administration of antidotes against the effects of chemical warfare.

a.  U.S. Department of Defense

Meridian is the only supplier of auto-injectors to the U.S. Department of Defense ("DoD") and is the only Federal Food and Drug Administration ("FDA") approved supplier to U.S. and NATO forces. The Company has been a supplier to the DoD since 1970. The business plans to build upon its strong relationship with the DoD and remain the source of first choice for military auto-injector products by introducing new products into this market. These products include a multi-chamber device specifically for military use and the development of auto-injectors for additional drugs.

DoD procurements of auto-injectors are restricted to qualified producers and all products must be approved by the FDA. The Company is currently the only FDA-approved and the only qualified producer for all DoD military auto-injectors. The Company's auto-injectors are considered so important by the DoD that they are classified as critical "war stopper" items and have been the subject of industrial base maintenance contracts between the Company and the DoD since 1992. This contract is part of a program by the DoD to ensure adequate supplies of critical items in the event of war.

The current industrial base maintenance contract between the Company and the DoD is a three year contract ending November 30, 1998, subject to annual renewal. The contract calls for the retention by the Company of key personnel and facilities to assure expertise for manufacturing auto-injectors containing nerve agent antidotes, the storage of serviceable material from expired auto-injectors, the management of the U.S. Army's Shelf Life Extension Program, the pre-stocking of critical components to enhance readiness and mobilization capability, and new product orders. A surge capability provision allows for the coverage of defense mobilization requirements in the event of rapid military deployment. Revenues under this contract have been approximately $14 to $16 million over each of the last three years and, subject to the execution of a new industrial base maintenance contract, are projected to remain relatively stable over the next two to three years.

b.  International

The Company will also continue its strategy of seeking to expand its international military sales into new markets in Europe, the Middle East and Central/South America. Fiscal 1998 revenues were $4.2 million principally from a large prestocking order from the U.K. Ministry of Defense. In fiscal 1997, the STI Government Systems business was awarded two contracts with total value of $6 million to supply two allied governments in Europe with military auto-injectors containing nerve agent antidote, and 1997 revenues were $4.7 million.

c.  Civilian Defense

The Company also markets its auto-injectors to local municipalities and state agencies and has formed a new unit with STI Government Systems for this purpose. Sales during 1998 were $0.5 million. This unit intends to develop new civilian markets for the Company's injectors such as to the Federal Emergency Management Authority ("FEMA") and other state agencies and to serve international populations in high risk areas in response to potential terrorist attacks and/or in conjunction with DE-MIL programs (disarming and destroying chemical weapon stockpiles).

d.  Development

The U.S. Government, in conjunction with the Company, continues to investigate new automatic injection delivery systems, as well as new drugs and antidotes to be placed in new or existing automatic injectors. In fiscal 1996, the Company began selling a Diazepam auto-injector to the DoD. The Company currently markets a morphine injector to international military customers and introduced a similar product to the DoD in fiscal 1998. The Company has a program in conjunction with the DoD to develop a multi-chamber auto-injector for intramuscular use to contain incompatible medications in respective chambers, however dispensing them sequentially through a single needle. The Company has several innovative patented auto-injector systems for unique applications. One such system can store medications in dry form and reconstitute them in solution prior to administration. An increasing array of biotechnology products and many traditional therapies require this technology because these medicaments have limited shelf-life or instability in solution. MMT also has a single-chambered auto-injector for intramuscular and subcutaneous injection which utilizes a very thin (27 gauge) needle for special applications.


Cardiopulmonary Systems

The Cardiopulmonary Systems business is developing the PRIME ECG(TM) electrocardiac mapping system, a non-invasive cardiac diagnostic system, and manufactures and sells non-invasive monitoring devices for home telemedicine applications. The Company's strategy with respect to the Cardiopulmonary business is to complete and commercialize the PRIME ECG(TM) electrocardiac mapping system and to leverage the Company's ten years of experience in transtelephonic physiologic monitoring to penetrate the rapidly growing home telemedicine market. Because of the significant size of the market and the potential demand for the PRIME ECG(TM) product, the Company expects to market that system in conjunction with a larger, more established marketing partner that can provide an existing sales and distribution system within our target market. The Company is currently seeking such a marketing partner.

a. PRIME ECG(TM) Electrocardiac Mapping System. - The PRIME ECG(TM) system is a unique, 80-lead electrocardiac mapping system developed in collaboration with the University of Ulster in Northern Ireland. The goal of this system is to dramatically improve the diagnosis and treatment of coronary artery disease, which affects over 13 million people in the U.S. alone, resulting in over 1.5 million heart attacks and almost 500,000 deaths each year.

The PRIME ECG(TM) system consists of an 80-lead patented, disposable electrode harness, sophisticated ECG input amplifiers, a computer system and ECG analysis algorithms. Initially, the system will be positioned for the early detection of acute myocardial infarction ("AMI") or heart attack. Clinical testing indicates the PRIME ECG(TM) system provides diagnosis of AMI two to three times more accurate than the standard 12-lead electrocardiogram. Because of the inadequate performance of the 12 lead ECG, additional tests such as blood enzyme levels, electrocardiograms, or nuclear imaging may be performed. These tests may add further delay and considerable cost to reach a diagnosis. The results of these tests are often not available until after the window of opportunity for optimum effectiveness of thrombolytic therapy or angioplasty has passed. Rapid diagnosis and intervention in AMI reduces or minimizes the damage to a patient's heart.

The Company expects the PRIME ECG(TM) system will be used by the emergency room physician who needs a faster and more accurate diagnostic tool to treat more than 15 million chest pain patients throughout the world. The Company believes that the sale of disposable electrode vests will provide a recurring source of revenue and anticipates that it will be the sole supplier of the Company's vests. The Company is currently pursuing a development/marketing partner with the objective of launching the system in Europe in early calendar 1999 and in the U.S. upon receipt of FDA regulatory clearance. The Company anticipates launching the product in the U.S. in late calendar 1999. The Company has been advised by regulatory consultants that the product should qualify for review under 510(k) notification, but there can be no assurance that the FDA will not require a premarket application ("PMA"), which could delay the U.S. launch.

b. Telemedicine Products - The Company is a leader in the development of devices that measure and transmit medical physiological measurements by telephone. These telemedicine products allow a patient's condition to be monitored while at home, which can reduce expensive physician office visits, allow for earlier diagnosis and minimize emergency room and hospital admissions. Meridian's electronic heart monitoring devices take and transmit a patient's electrocardiogram ("ECG") by telephone. Currently the CardioBeeper(R) product line manufactured in Northern Ireland is sold by Shahal Medical Services, Ltd. ("Shahal"), which has exclusive international marketing rights. Shahal, based in Israel, is a large home healthcare monitoring company. In 1997, the Company announced FDA approval of the first patient-administered device capable of transmitting a complete 12-lead electrocardiogram over a standard telephone line. In 1998, a miniaturized single-lead device was incorporated into a wallet to provide unprecedented convenience for travelling patients. The new device has been introduced in Isreal where initial market acceptance has been positive. Other products currently marketed measure and transmit blood pressure and peak respiratory flow function for monitoring athsma and other breathing disorders. Several new products are in development. The trend toward managed and home healthcare in the U.S. should continue to offer significant new marketing opportunities for transtelephonic devices. Fiscal year 1998 revenues were lower than both 1997 and 1996, reflecting the sale of a non-strategic business and a general softening of CardioBeeper demand in Europe and Israel from depressed economic conditions, and the absence of a one-time large sales promotion in 1996.

Sources and Availability of Raw Materials

The Company purchases, in the ordinary course of business, necessary raw materials and supplies essential to the Company's operations from numerous suppliers in the U.S. and overseas. Several of the ingredients used in the antidote regimens are unique and require specialized synthesis facilities, consequently, limited amounts of these ingredients are available from time to time. The Company monitors this situation carefully to ensure a continued supply of these ingredients. The Company procures inventory principally when supported by customer purchase orders.


                                   COMPETITION

In the commercial auto-injector market, the Company competes directly with companies that manufacture drug injection devices, whether such devices are automatic like the Company's products or non-automatic, variable dose pen-like injection devices, reloadable injection devices and disposable needle-free injection systems. The Company is the leading manufacturer of automatic injectors in the world. Senetek PLC is developing a single use disposable auto-injector system. They have filed an ANDA for epinephrine in 1997. Other companies that sell commercial auto-injectors which compete directly with MMT's products include Glaxo Wellcome, which has a reloadable auto-injector kit currently used only with its Imitrex migraine drug. MediJect and BioJect are both developers and manufacturers of reloadable needle free injection systems. These systems are primarily bulky, very expensive devices and currently are used to administer insulin by a small percentage of diabetics. Smaller, more convenient needle-free injection systems are currently under development by several of these companies. The Company expects competition to intensify in the coming years.

There are only three known competitors that sell auto-injectors in military markets served by the Company: Shalon, an Israeli-based company that sells auto-injectors to the Israeli military; Sam Yang Chemical Co., a Korean company that sells auto-injectors to the Korean military; and Duphar, a Holland-based Company and unit of Solvay BV of Belgium that sells auto-injectors similar to the Company's products in international military markets also served by the Company.

The Company's pharmaceutical manufacturing and packaging services operate in an intensely competitive field which is presently dominated by larger pharmaceutical companies. There are numerous other disposable, prefilled syringe systems presently available which can be less expensive than those offered by the Company. A very small group of independent companies and a few pharmaceutical companies offer contract syringe filling services similar to those that the Company offers.

The Cardiopulmonary business operates in a highly competitive sector of the healthcare industry. Meridian's telemedicine products compete against the products of numerous other companies and joint ventures. The PRIME ECG(TM) product will compete with existing diagnostic equipment and testing procedures such as blood markers for detection of AMI, and potentially with products and technologies currently under development that may be brought to market, such as enhanced 12-lead ECG algorithms, invasive cardiac mapping and improved cardiac stress testing.

                            BACKLOG AND RENEGOTIATION

As of July 31, 1998, the backlog of orders was approximately $11.3 million, of which $8.2 million related to production and delivery of commercial products and services, some of which may be for recall returns, and $3.1 million related to military products. This compares with commercial product sales backlog of $5.4 million and military auto-injector sales backlog of $7.8 million at July 31, 1997.

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


                            RESEARCH AND DEVELOPMENT

The Company expensed $1.3 million, $2.8 million and $1.7 million on research and development activities in fiscal 1998, 1997, and proforma 1996, respectively. The Company expects research and development expenditures in fiscal 1999 to be higher than the fiscal 1998 level.

MMT is currently developing a multi-chambered auto-injector for intramuscular use to contain incompatible medications in respective chambers, however dispensing them sequentially through a single needle.

The Company has patented the Bioject auto-injector technology that allows the storage of compounds in dry form and reconstituting them in solution prior to administration. An increasing array of biotechnology products and many traditional therapies require this technology because of their limited shelf-life or instability in solution.

MMT also has Truject, a single-chambered auto-injector for intramuscular and subcutaneous injection which can utilize a very thin (27 gauge) needle for potential new applications. MMT, in conjunction with participating pharmaceutical companies, intends to formulate their compounds to be used in these delivery device systems. These new auto-injectors are designed for use in emergency situations and for any episodic treatment where an intramuscular or subcutaneous injection is the preferred drug delivery method. The Company is currently exploring certain applications such as migraine, seizures and pain management. These new auto-injectors which will be subject to regulations prior to the product reaching the marketplace. See "Government Regulation" below.


In addition, MMT will continue to develop and introduce additional applications for its Electrocardiac Mapping System and Telemedicine Products with the key focus being on the PRIME ECG(TM).

                        PATENTS, TRADEMARKS, AND LICENSES

The Company considers its proprietary technology to be important in the development, marketing and manufacture of its products and seeks to protect its technology through a combination of patents and confidentiality agreements with its employees and others. Patents covering important features of the Company's current principal auto-injector products have expired. This loss of patent protection could have an adverse effect on the Company's revenues and results of operations. MMT is currently developing, and to the same degree has introduced, a new generation of auto-injector products (see "Research and Development") for which a number of patents have been granted to the Company. Over the last few years, the Company was granted U.S. patent protection for several of its new auto-injector drug delivery systems, designed for fast and reliable patient self-administration of the expanding range of new pharmaceutical and biotechnology products that require injection. Some of these patents cover the new Truject (TM) technology which the Company began marketing in July 1997 and the multi-chambered auto-injector (MA) expected to be launched in September 2000. The Truject patents cover various components running through 2005 and the MA patent runs through 2010. In addition, the Company holds several patents and licenses on the PRIME ECG(TM) electrocardiac mapping system, including the patent on the PRIME ECG algorythm. Most of the other patents are licensed from the Northern Ireland Bioengineering Center at the University of Ulster in Northern Ireland for a minimum remaining term of 19 years.

The Company intends to file for additional protection for its new auto-injector and cardiopulmonary products currently under development. The auto-injector products are expected to replace or supplement the Company's existing line of auto-injectors over time.


                           PRODUCT LIABILITY INSURANCE

The Company maintains product liability coverage for its products aggregating a total of $30 million. The Company will continue to maintain liability insurance as it relates to divested operations to cover any potential claims incurred but not reported prior to their disposition. Although, the Company's management is of the opinion that, with respect to amounts, types and risks insured, the insurance coverage is adequate for the business conducted by the Company, there can be no assurance that such insurance will provide sufficient coverage against any or all potential product liability claims.


                             COST REDUCTION PROGRAM

Meridian implemented a cost reduction program in fiscal 1997, following the completion of the Merger, to reduce both manufacturing and overhead costs. Meridian's gross margin improved from 30% in fiscal 1996 ( on a pro forma basis) to 37% in fiscal 1997, to 39% in fiscal 1998.

The Company's cost reduction program is on-going, with additional initiatives which were implemented in fiscal 1998 and more expected in the future. The Company seeks to incorporate both enhanced features and lower manufacturing costs in its next generation products. The Company expects to achieve significant future cost savings from the consolidation of facilities in St. Louis. Currently the St. Louis manufacturing operations utilize a total of nine buildings. The Company intends to consolidate these operations into fewer buildings which should result in enhanced product flow, increased product yield and reduced inventory and overhead costs.

                              GOVERNMENT REGULATION

The business of the Company is highly regulated by governmental entities, including the FDA and corresponding agencies of states and foreign countries. The summary below does not purport to be complete and is qualified in its entirety by reference to the complete text of the statutes and regulations cited herein.

As a manufacturer of auto-injectors, cardiopulmonary products and pre-filled syringes, the Company's products are subject to regulation by the FDA under the Federal Food, Drug and Cosmetic Act ("Act"). All of the Company's auto-injectors are "new drugs" and may be marketed only with the FDA's approval of a New Drug Application "NDA" or a supplement to an existing NDA. The Company currently holds approved NDAs for each of its existing auto-injector products. The use of the Company's existing auto-injectors to administer another FDA approved drug generally would require the filing of a NDA or supplement to an existing NDA. In addition, the introduction of the Company's new generation auto-injectors will require FDA approvals based on data demonstrating the safety and effectiveness of the drug delivered by these auto-injectors. There is no assurance that the NDAs will be processed in a timely manner or that FDA ultimately will approve such NDAs.

The Company's Cartrix(TM) and other prefilled syringe systems are also regulated as drugs; however, the requisite FDA approval is held by the supplier of the drug that the Company fills into the syringe. To the extent the Company's auto-injectors or Cartrix(TM) syringe system are expected to be used to administer new drugs under development, FDA approval to market such drugs first must be received by the pharmaceutical manufacturer. Obtaining the requisite FDA approval is a time consuming and costly process through which the manufacturer must demonstrate the safety and effectiveness of a new drug product. Once acquired, this approval is specific to company and manufacturing sites.

The Company's Cardiopulmonary Systems Products must have FDA Registration and CE Marking. CE Marking is required for European sales.

In connection with its manufacturing operations, the Company must comply with the FDA's current Good Manufacturing Practice (cGMP) regulations, and its manufacturing facilities are subject to periodic inspections. The Company's St Louis facility has undergone multiple routine, satisfactory inspections of both the facilities as well as individual drug products manufactured there in 1998.

Suppliers of bulk drugs for filling into the Company's syringe systems, as well as some subcontractors that manufacture components for the Company's medical devices, also are subject to FDA regulation and inspection. The Company has only limited control over these other companies' compliance with FDA regulations. Failure of these companies to comply with FDA requirements could adversely affect the Company's ability to procure component parts, market finished products and may cause the Company's products made with non-compliant components to be adulterated or misbranded in violation of the Act, subjecting the products to a variety of FDA administrative and judicial actions.

The FDA is empowered with broad enforcement powers. The FDA may initiate proceedings to withdraw its approval for marketing of the Company's product should it find that the drugs are not manufactured in compliance with cGMP regulations, that they are no longer proven to be safe and effective or that they are not truthfully labeled. Noncompliance with cGMP regulations also can justify nonpayment of an existing government procurement contract and, until the deficiencies are corrected to FDA's satisfaction, can result in a nonsuitability determination, precluding the award of future procurement contracts.

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


                                    EMPLOYEES

As of September 30, 1998, the Company employed a total of 312 employees; 257 employees work at the Company's plant and warehouse facilities in St. Louis, Missouri; 3 employees work at the Company's facility in the United Kingdom; 23 employees work in facilities in Northern Ireland and 29 employees work at the Company's corporate headquarters in Columbia, Maryland (see "Properties"). Effective March 1, 1994, the Company entered into a five-year agreement with the Teamsters Local Union No. 688 ("Teamsters") which is affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America. Teamsters are the exclusive agent for all production and maintenance employees of the Company at its St. Louis facility. Approximately 139 employees are covered by this collective bargaining agreement. The Company expects the agreement to be successfully renegotiated in fiscal 1999.


ITEM 2.  PROPERTIES

The Company's corporate headquarters are located in an 11,000 square foot facility in Columbia, Maryland. The facility is leased through 2002. The corporate headquarters facility houses the corporate administration, human resources, finance, commercial business development and the product design and development functions. Meridian had entered into a ten-year lease expiring in 2002 on a 17,000 square foot facility in Rockville, Maryland, which previously served as the Company's headquarters. The Rockville, Maryland facility has been sub-leased to a third party through 2002.

The Company's primary R&D and pharmaceutical operations are located in St. Louis, Missouri. These facilities are used primarily for formulation, aseptic filling, assembly and final packaging of the Company's auto-injectors, vials and pre-filled syringes. The St. Louis manufacturing facilities consist of nine separate buildings occupying over 100,000 square feet. See Cost Reduction Program on page 11.

The Company has a 4,200 square foot facility in Rochester, Kent in the United Kingdom used primarily for aseptic assembly packaging of auto-injector product under contracts with the United Kingdom and Canadian defense departments. This facility is also used as a sales and marketing office to promote the Company's commercial and military products in Europe and the Middle East. The facility is leased pursuant to a lease which expires in 2010. The Rochester facility will be consolidated into the Antrim, N. Ireland facility in fiscal 1999.

The Company leases a 4,200 square foot facility in Antrim, N. Ireland for assembly and engineering development of telemedicine products. The lease is month to month and the facility may be vacated when the N. Ireland and Rochester, England operations are consolidated during fiscal 1999.

ITEM 3.  LEGAL PROCEEDINGS

Information required by this Item 3 is included in Note 9 "Commitments and Contingencies - Litigation," of the Notes to Consolidated Financial Statements included herein pursuant to Part II of this Form 10-K.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted by the Company during the fourth quarter of fiscal 1998 to a vote of security holders, through the solicitation of proxies or otherwise.


                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists, as of September 30, 1998, the names and ages of all executive officers of the Company, and their positions and offices held with the Company, and their positions and offices held with the Company.

Name                    Age      Present Positions with the Company
----                    ---      ----------------------------------
James H. Miller         60       Chairman, President and Chief Executive Officer
Gerald L. Wannarka      59       Senior Vice President, Technology and Government Systems
G. Troy Braswell        55       Vice President of Finance and Chief Financial Officer
Peter A. Garbis         57       Vice President, Organization Development
Mark D. Ruby            45       Vice President of Sales and Marketing, Drug Delivery
                                 Systems Group

Mr. Miller joined the Company as President of STI in June 1989, was elected Chief Executive Officer in June 1990 and was elected Chairman of the Board in April 1996. In November 1993, Mr. Miller assumed the additional post of chairman and chief executive officer of Brunswick Biomedical Corporation while continuing his position with STI. Prior to joining the Company, Mr. Miller served as Executive Vice President of Beecham Laboratories from February 1987 to May 1989, responsible for the Pharmaceutical and Animal Health Divisions. Prior to joining Beecham, Mr. Miller spent ten years with Frank J. Corbet, Inc. (Healthcare Advertising Agency) as Executive Vice President and fourteen years in marketing management with Abbott Laboratories.

Dr. Wannarka joined Meridian in December 1997 as Vice President, Technology and Government Systems and was promoted to Senior Vice President in September 1998. Dr. Wannarka is a former US Army Medical Service Corps Officer retiring in 1992 at the rank of Colonel. While on active duty, Dr. Wannarka had responsibilities in research, research management and FDA regulatory affairs, and served in positions of gradually increasing responsibility such as: Project Manager, Pharmaceutical Systems, Deputy Director, USA Medical Research Institute of Chemical Defense, and Director, Clinical Investigation Program, US Army Health Services Command. Since retiring from the Military, he has held positions as Vice President, Research and Development, for DPT Laboratories and Coloplast Corporation. He has conducted research with therapeutics for high-hazard virus infections, medical chemical defense, topical therapeutics and drug delivery to include auto-injectors, transdermal, inhalation, sustained release oral and parenteral systems.

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

Mr. Garbis joined Meridian in May 1996 as Executive Director, Organization Development and was promoted to Vice President in April 1998. Mr. Garbis' prior experience in the field of human resources and organizational management has been with such major companies as Solorex Corp., a Division of Amoco/Enron, Lockheed Martin, ITT Telecommunications, and Nuclear-Chicago, a Division of G.D. Searle.

Mr. Ruby joined the Company as Vice President of Marketing and Sales in January 1996. Prior to joining the Company, Mr. Ruby served in the same capacity at Jobst Institute, Inc. from March 1992 to December 1995 where he was responsible for domestic and international marketing, sales and service. Prior to joining Jobst, Mr. Ruby served in various capacities including Director of Business Development and Director of Domestic Sales for Medisense, Inc. from July 1988 to December 1991. Prior to joining Medisense, Mr. Ruby held various positions with Baxter Healthcare, Inc. from July 1979 to June 1988.


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

The Company's common stock is traded on the over-the-counter market and is quoted in the NASDAQ National Market System under the symbol MTEC. It was formerly traded under the STI name with the symbol of STIQ until the Merger.

The following table shows the high and low sales price of the Company's common stock for each fiscal quarter during the two year period ended July 31, 1998, as reported on the NASDAQ National Market System.

                                    1998                          1997
        Quarter                High          Low             High          Low

        First                 9.750         6.125            8.000        6.500
        Second               12.000         6.875            9.375        8.250
        Third                14.625        11.125            7.000        5.375
        Fourth               14.750         9.500            7.125        4.125

The Board of Directors has not declared any dividends on the Company's common stock since its organization. As of October 29, 1998, the number of shareholders of record was approximately 410.

ITEM 6.   SELECTED FINANCIAL DATA

                                         Year End      Year End     Month End      Year End      Year End      Year End
                                         July 31,      July 31,      July 31,      June 30,      June 30,      June 30,
(in thousands, except per share data)      1998          1997          1996          1996          1995          1994
-------------------------------------------------------------------------------------------------------------------------
Operations:
Net sales                               $  44,668     $ 40,665      $   4,511      $ 10,375     $   2,903     $   2,427
Gross profit                               17,577       15,044          1,901         3,420         1,205           785
Operating income (loss)                     3,067       (1,699)           908        (6,212)       (1,582)       (1,627)
Other expense, net                         (2,629)      (2,395)          (140)         (539)          (18)          (98)

Income (loss) before income tax,
  minority interest, and                      438       (4,094)           768        (6,751)       (1,600)       (1,725)
  extraordinary loss
Provision for income tax                      343           45            440            27             -             -
Minority interest in consolidated               -          266            327            17             -             -
  subsidiary
Income (loss) before extraordinary             95       (4,405)             1        (6,795)       (1,600)       (1,725)
  loss
Extraordinary loss on debt                   (494)           -              -             -             -             -
  refinancing
                                     ------------------------------------------------------------------------------------
Net income (loss)                       $    (399)    $ (4,405)     $       1      $ (6,795)    $  (2,903)    $  (1,725)

Basic income(loss) per share            $   (0.13)    $  (2.16)     $    0.02      $ (99.32)    $  (23.39)    $  (24.69)
Diluted income(loss) per share          $   (0.12)    $  (2.16)     $    0.02      $ (99.32)    $  (23.39)    $  (24.69)

Weighted average shares:
         Basic                              2,971        2,040             68            68            68            70
         Diluted                            3,328        2,040             68            68            68            70

Financial Position:
Current assets                          $  18,841     $ 16,031      $  16,557     $  16,352     $     981     $   3,930
Working capital                             6,591          844          4,230         4,145          (681)        2,719
Fixed assets, net                          16,389       15,778         14,984        14,990           200            95
Total assets                               46,847       44,082         41,568        41,694         3,188         4,284
Long-term debt                             18,850       13,921         16,385        16,056            55            56
Shareholders' equity                       13,338       12,293          3,844         4,387         1,472         3,017

The large disparity in revenues between 1997 and 1996 is a result of Brunswick's prior year financial statements becoming those of the Company. Only 2.5 months of STI results are included in the year ended June 30, 1996 revenues.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion and analysis of financial condition and results of operations cover the fiscal years ended July 31, 1998 and 1997.

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

For the reasons described above, the fiscal year 1998 and 1997 financial statements of the Company contained in this Form 10-K are not comparable to the financial statements contained in reports previously filed by STI with the Commission, and, due to substantial differences between the revenues and results of STI and those of Brunswick, comparisons of results between periods before and after the purchase of Brunswick's interest in STI are of limited utility. Therefore, management's discussion and analysis includes comparisons to prior year STI and Brunswick's combined proforma operating results to enhance the utility of the information herein.

MMT's business plan is to operate as a medical device and drug delivery system company focusing on Early Intervention Home Healthcare and Emergency Medical Technologies. The Company has three areas of business. The Injectable Drug Delivery Systems business focuses on injectable drug delivery devices with an emphasis on commercial auto-injectors. This business also supplies customized drug delivery system design, pharmaceutical research and development, and sterile product manufacturing to pharmaceutical and biotechnology companies. The Cardiopulmonary Systems business focuses on non-invasive cardiac diagnostics and telemedicine. The Cardiopulmonary Systems business is continuing the research and development activities for the PRIME ECG(TM) program, an 80-lead cardiac mapping system for rapid and improved diagnostic accuracy of cardiac ischemia and is planning a US expansion of its telemedicine business. The STI Government System business focuses on the world-wide market for auto-injectors used for self-administration of nerve agent antidotes, morphine and diazepam, and markets to the U.S. and allied governments, as well as local governments for civil defense applications.

1998 Financial Discussion

MMT's net loss after taxes for the year ended July 31, 1998 was $399,000 ($0.13 per share) on revenues of $44.7 million compared to a fiscal 1997 net loss of $4.4 million ($2.16 per share) on revenues of $40.7 million. Included in the net loss for 1998 and 1997 respectively were non-recurring charges of $2.7 million for the EpiPen Product Recall and $1.5 million for the EpiEZPen Product Exchange Program. (See Note 13 of financial statements). Further, in 1997 there was a write-off of in-process R&D and costs associated with the Merger.

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

                    Proforma Combined Statement of Operations

                                                            1998            1997            1996
                                                            ----            ----            ----

Net sales                                                 $44,668         $40,665         $ 35,015
Gross margin                                               17,577          15,044           10,606
% of sales                                                   39.4%           37.0%            30.3%

Selling, general, and administrative expenses               6,928           5,331            5,700
Research and development expenses                           1,300           2,783            2,154
Depreciation and amortization                               3,538           3,142            3,104
Product recall and exchange programs                        2,744           1,539                0
                                                          -------         -------         --------
Total                                                      14,510          12,795           10,958
                                                          -------         -------         --------

Operating income (loss)                                   $ 3,067         $ 2,249         $   (352)
                                                          =======         =======         ========
EBITDA (1)                                                $ 6,861         $ 5,563         $  2,754
                                                          =======         =======         ========

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

The Proforma Combined Statement of Operations assumes the Merger was in effect for the three years shown and excludes one-time, Merger related costs in 1996 totaling $4.5 million and in 1997 totaling $3.9 million. The Merger costs consisted of excess purchase price over the book value paid by Brunswick which was allocated to in-process R&D amounting to $4.5 million in 1996 and $2.7 million in 1997. A total of $1.2 million of transaction costs were paid in 1997 by STI.

1998 in Review (Proforma Basis)

1998 financial results improved over 1997 and 1996 on a proforma basis. Sales increased 10% to $44.7 million from $40.7 million in fiscal 1997 and $35.0 million in fiscal 1996. Operating income was $3.1 million compared to $2.3 million in 1997 and a loss in 1996. Gross margins increased to 39% in 1998 compared to 37% in 1997 and 30% in 1996. Operating expenses were higher in 1998 primarily because of the charges for the EpiPen recall amounting to $2.7 million. Margins for 1998 benefited from record sales of EpiPen brand products and cost reduction and fixed cost controls initiated after the Merger. These improvements resulted in operating income increasing by $817,000 compared to 1997 and $3.4 million over 1996. EBITDA was $6.9 million in 1998, $1.3 million higher than the 1997 EBITDA and approximately 2.5 times the 1996 EBIDTA.

Drug Delivery business sales were $22.4 million in 1998, 12% higher than 1997 resulting from record EpiPen brand sales. STI Government business sales were $21.2 million, 19% higher than 1997 as sales to the US Department of Defense (USDoD) continued to grow. Cardiopulmonary sales were $1.1 million in 1998, down from $2.7 million in 1997 reflecting slower sales of the CardioBeeper and the disposition of a non-strategic business in late 1997.

Net sales were $40.7 million in 1997, $5.7 million or 16% higher than 1996. Most of the increased 1997 sales resulted from record EpiPen brand sales. Also, the 1997 STI Government business sales were higher than 1996 as the Diazepam auto-injector and the base maintenance prestocking programs were introduced and contributed a combined $4.6 million in higher sales. 1997 Drug Delivery sales were $20.1 million, 32% higher than 1996 sales of $15.2 million reflecting record EpiPen brand sales. Cardiopulmonary sales were $2.7 million, $0.9 million lower than 1996 mostly from the absence of a significant one-time CardioBeeper sales promotion and the disposition of a non-strategic business late in 1997.

Gross margins were 39% of sales in 1998 compared to 37% in 1997 and 30% in 1996. The increased gross margins from 1997 to 1998 resulted primarily from higher sales volume and product mix. The higher margin percentage from 1996 to 1997 reflected increased volumes, favorable product mix and cost controls initiated after the merger.

Operating costs were $14.5 million in 1998, an increase of $1.7 million over 1997. Most of the increased cost was from reserve provisions for the EpiPen recall totaling $2.7 million. Additionally, administrative costs were higher due to increased marketing and investor relations activities, but were partially offset by lower research and development costs and the 1997 product exchange expense.

The combination of increasing revenues, lower costs of sales and higher operating costs resulted in operating income growing to $3.1 million in 1998 from $2.3 million in 1997 and a loss of $352,000 in 1996.

Nonoperating Costs (Actual Cost Basis)

Nonoperating expenses in 1998 were $2.6 million, $234,000 higher than 1997 and significantly higher than the $539,400 in 1996. The higher costs in 1998 result from increased interest cost on debt. The higher 1997 costs over 1996 reflects a full year of interest expense ($2.6 million) to finance the merger compared to only 2.5 months in 1996 (whose fiscal year ended June 30, 1996). Interest cost includes amortization of warrants issued to finance the debt amounting to $295,000 in 1998, $458,900 in 1997 and 0 in 1996. Additionally, the Company
recorded an interest charge amounting to $166,000 in its fourth quarter to reflect the revaluation of warrants issued to Nomura during the 1998 refinancing of the Company's debt. The Company generated other income items amounting to $256,000 in 1998 and $172,000 in 1997 mostly from sales of nonstrategic technology in 1998 and the assets of a nonstrategic business in 1997. The income tax provision was $26,000 in 1998 for Alternative Minimum Tax compared to tax provisions of $45,400 in 1997 and $26,900 in 1996. The Company continues to have significant operating loss carryforwards as explained in Note 7 to the financial statements.

Extraordinary Loss

The Company refinanced its term debt on April 30, 1998 and took a $494,000 after-tax charge to write-off unamortized debt discount associated with warrants issued in conjunction with the original debt.

Line of Business Discussion

Drug Delivery sales were $22.4 million in 1998, 12% higher than 1997 due to record sales of $20.5 million for the EpiPen family of products. 1997 sales included EpiPen sales of $15.0 million and additionally benefited from higher development revenue for a migraine auto-injector and licensing fees notably from strategic partners, Mylan Laboratories and Genpharm Laboratories, to develop a line of generic injectable drugs. At July 31, 1998, the EpiPen was on back-order as demand from both higher sales and replacement units for the product recall was outstripping supply even though the plant was producing at near record throughput rates. Other 1998 revenues were from R&D and pharmaceutical manufacturing and packaging activities.

In fiscal 1998, the Drug Delivery business announced an alliance with U.K. based Weston Medical Ltd. to acquire North American rights to market and manufacture Weston's pre-filled, disposable needle-less auto-injector called "Intraject." Commercial revenues are projected by fiscal 2002. An alliance was signed with Duoject Medical Systems to market and provide pre-filled diluent solutions and assemble their Inter-Vial System which allows the introduction of lyophilized drugs and diluent solutions into the same unit. Further, an alliance was signed with Human Genome Sciences covering Phase I and Phase II clinical trials with Myeloid Progenitor Inhibitory Factor-1 for treatment of cancer patients.

In October 1997, the Company initiated a voluntary EpiEZPen Product Exchange Program to replace all EpiEZPens sold since introduction in 1996 with EpiPens. The exchange program was in response to a very small number of EpiEZPens (less than 0.001%) which had self activated in the package. While the exchange was not required by the FDA, the Company took the action to protect its customers and the quality reputation of the Meridian name. The Company estimated the cost of the exchange program and recorded a reserve provision in fiscal 1997 amounting to $1.5 million.

In May 1998, the Company announced a Voluntary Class 1 Product Recall of its EpiPen covering production from June 1997 through February 1998 totaling 1.0 million units. The recall was initiated after detecting a loss of active drug (epinephrine) in retained samples. The loss of epinephrine resulted from a chemical complex formed from exposure of the active drug to the needle caused by a puncture of the drug cartridge diaphragm by the needle during a production step that had been automated. The Company returned to its original production process for EpiPens in February 1998. The Company took a $2.2 million reserve provision in its fiscal third quarter and a $500,000 reserve provision in its fourth quarter. While no assurances can be given that the reserved amounts are adequate, the total reserve provision of EpiEZPen voluntary product exchange and EpiPen product recall amounting to $4.3 million are intended to cover all costs. The reserve provisions exclude any impact from lower sales revenue and resulting lower margins because the Company is reimbursing recall costs with free EpiPen units instead of cash reimbursement. It is estimated that the delivery of EpiPen units to reimburse recall cash costs depressed fourth quarter 1998 revenues by $3.2 million.

In response to the EpiPen recall, the Company initiated an extensive review of its quality procedures. Consultants specializing in both pharmaceutical and medical device manufacturing processes were engaged. The Company expects to strengthen its quality procedures as a result of this review.

STI Government revenues increased by 19% in 1998 over the prior year to $21.2 million. The increase resulted from higher sales to the USDoD as well as sales to local municipalities for civil defense applications. Sales to foreign governments were lower in 1998 from 1997 reflecting the timing of orders.

In 1998, the STI Government business announced bioequivalance of its MA auto-injector to the existing Mark 1 unit and is proceeding with negotiations with the DoD to install production equipment for the new MA auto-injector. Also significant interest is being generated to supply nerve agent antidotes auto-injectors to municipalities. At year end, Meridian was responding to inquires to several major cities. Additionally, the Company is in negotiation with USDoD to renew its existing Industrial Base Maintenance Contract.

Cardiopulmonary product revenues in 1998 were $1.1 million , a decline from 1997 sales of $2.7 million. The reduction was due to lower CardioBeeper sales, and sales related to disposal of the assets of a non-strategic business in 1997. A new Telemedicine product, CardioPocket, was introduced in late fiscal 1998 which may enhance sales of the CardioBeeper and is experiencing favorable market acceptance.

Significant activities in the Cardiopulmonary business in 1998 centered mostly on development of the PRIME ECG. Sensitivity and specificity results continue to improve and are currently above expectations. A CE Mark is anticipated in late calendar 1998 and US clinical trials are anticipated to start during the first half of calendar 1999. The Company capitalized in its fourth quarter software development totaling $545,000.

Liquidity and Capital Resources

The Company generated $1.1 million of cash from operations in 1998. Cash flow was positive despite the net loss for the year primarily because of non-cash expenses for depreciation and amortization and the extraordinary loss on refinancing. Investing activities used $2.7 million of cash in fiscal 1998 for capital additions for cost reduction projects and molds for lower cost products. Financing activities generated $1.8 million primarily resulting from the refinancing of debt.

The Company increased its asset based working capital credit line with ING CAPITAL to a maximum of $6.5 million from $5.0 million in early fiscal 1998. The amount outstanding under this working capital line at July 31, 1998 was $4.0 million. On April 30, 1998, the Company completed its planned long-term debt refinancing. The Company issued $15.0 million of senior subordinated notes to Nomura Holding America Inc. (Nomura) and used the proceeds to retire and pay-down notes issued to finance the merger which were currently requiring amortization principal payments. The senior subordinated notes to Nomura mature on April 30, 2005 and bear interest at 12% payable quarterly in arrears with principal payment deferred until maturity. The Company issued warrants to Nomura to purchase 204,770 shares of MMT common stock until maturity of the Notes at an exercise price of $11.988 per share. The Company retired senior subordinated debt held by the Sarnoff Estate for $6.0 million, retired subordinated debt held by EM Industries for $1.2 million and paid down $3.5 million on the senior term loan with ING CAPITAL. After these transactions, the Company eliminated quarterly principal amortization payments until June 30, 1999 and increased its cash borrowing availability through the working capital line by $3.5 million. (See Note 5 to the consolidated financial statements for discussion about the debt refinancing.). The Company obtained amendments to the loan agreements from its lenders to exclude the 1998 recall provision from the covenant calculations for the fourth quarter 1998 and forward, making the Company in compliance with those covenants at July 31, 1998. Subsequent to the debt refinancing and due to the EpiPen recall, the company revalued its warrants issued to Nomura and reduced the exercise price to $7.50 per share and took a charge to earnings of $166,000 in its fourth quarter of fiscal 1998 to account for the increased value of the warrants.

The Company will continue to produce EpiPens in fiscal 1999 to replace returned units and to reimburse for cash recall costs. While no assurances can be given, the Company anticipates ample liquidity to cover the remaining recall liability but is currently negotiating with ING CAPITAL to increase its asset based working capital line by $2.0 million.

An initial grant award of $508,000 was received from the Industrial Development Board of Northern Ireland to assist MMT in its facility consolidation in Northern Ireland scheduled for the first half of calendar 1999. While no assurances can be given that all anticipated grants will be received, total expected grants for both capital and expense items associated with the facility consolidation in Northern Ireland will approach $1.3 million over three years.

Working capital at July 31, 1998 was $6.6 million, up from $0.8 million at July 31, 1997. The increase is primarily attributable to higher inventories ($3.1 million), lower current portion of long-term debt ($1.5 million), and lower accounts payables ($0.6 million). At July 31, 1998, accounts receivable were $6.8 million, representing 55 days-sales-outstanding, and inventories were $9.2 million reflecting a turn-over rate of 3 times per year. The higher inventories result from higher throughput at year-end as the plant was producing record volumes of EpiPens to supply both replacements for the EpiPen recall and to cover higher sales demand. Borrowings under the working capital line were $4.0 million leaving $2.7 million available credit at July 31, 1998.

Total debt at fiscal year-end 1998 was $23.6 million or 69% of total capitalization of $34.2 million.

Inflation

In the view of management, the low levels of inflation in recent years and changing prices have had no significant effect on the Company's financial condition and results of operations. Generally, the Company is able to mitigate the effects of inflation on operating costs and expenses through price increases and productivity gains.

Year 2000

The Company's Program - The Company has undertaken a program to address the Year 2000 issue ("Y2K") with respect to the following: (i) the Company's information technology and operating systems (including its billing, accounting and financial reporting systems); (ii) the Company's non-information technology systems (such as buildings, plant, equipment and other infrastructure systems that may contain embedded micro-controller technology); (iii) certain systems of the Company's major suppliers and material service providers (insofar as such systems relate to the Company's business activities with such parties); and (iv) the Company's major distributors (insofar as the Year 2000 issue relates to the ability of such distributors to distribute the Company's products). As described below, the Company's Year 2000 program involves (i) an assessment of the Year 2000 problems that may affect the Company, (ii) the development of remedies to address the problems discovered in the assessment phase, (iii) the testing of such remedies and (iv) the preparation of contingency plans to deal with worst case scenarios.

Assessment Phase - As part of the assessment phase of its program, the Company will attempt to identify substantially all of the major components of the systems described above. In order to determine the extent to which such systems are vulnerable to the Year 2000 issue, a Y2K three tier matrix was applied to MMT systems. Tier-one systems are mission critical and tier-two systems are critical business operations. Mission-critical (Tier 1) can be defined as extended downtime (1+ hr.) for 30 or more employees. Downtime for 5-30 employees lasting from 2 to 24 hours is categorized as critical (Tier 2). The last tier, three, is for productivity systems that are important to the ongoing improvement of the business; MMT however, could operate without these systems for a period of time (days). It was determined that all MMT systems had a completed plan and are Y2K compliant, per vendor certification, as of the date of this filing, with the exception of Component Vendors and PLC's (Programmable Logic Controllers). The following summarizes the efforts being made:

a. MMT will not risk the possibility of downtime based on vendor assurances of Y2K compliant systems in Tier 1 and 2 systems. Y2K validation will begin internally in October 1998 and continuing through April 1999 for all Tier 1 and 2 systems.

b. MMT is a medium-sized company with packaged software purchased from reliable vendors. Y2K compliant programs are supplied by the vendor.

c. MMT has no Tier 1 or 2 systems which are proprietary or custom designed that need to be fixed internally. All new systems must pass an internal Y2K validation for Tier 1, 2 and 3.

d. All Tier 1 and 2 systems are supported by vendor contracts or through excellent relationships with MMT. All contracts will be maintained for Tier 1 and 2 systems through the year 2000.

e. Vendors supplying components or PLC's have not submitted formal documentation to MMT concerning their Y2K readiness. Any vendors meeting the Tier 1 and 2 criteria will be sent letters with Y2K questionnaires by December 1998.

f. Programmable Logic Controllers (PLC) used with machinery that produces MMT product could malfunction and stop production. Steps are being put in place to inventory and assess all MMT owned and related vendor PLC's. Currently, PLC's are being evaluated for their potential risk. After the risk assessment is completed by December 1998, upgrades will be scheduled from January 1999 to June 1999.

g. Low risk Tier 3 systems have not been addressed completely, but will be addressed and formally scheduled for updates by July 1999. Y2K compliance may not be completed for Tier 3 by December 1999.

When the above is completed, MMT will still be dependant on some suppliers, such as utility and telecommunication companies. To address this risk, a contingency plan will be presented that recommends inventory/work-in-process (WIP) levels to sustain MMT and its customers with product.

Remediation and Testing Phase - Based upon the results of its assessment efforts, the Company will undertake remediation and testing activities which are intended to address potential Year 2000 problems in computer software used by the Company in its information technology and non-information technology systems in an attempt to demonstrate that this software will be made substantially Year 2000 compliant on a timely basis. In this phase, the Company will first evaluate a program application and, if a potential Year 2000 problem is identified, will take steps to attempt to remediate the problem and individually test the application to confirm that the remediating changes are effective and have not adversely affected the functionality of that application. After the individual applications and system components have undergone remediation and testing phases, the Company will conduct integrated testing for the purpose of demonstrating functional integrated systems operation.

Contingency Plans - The Company intends to develop contingency plans to handle its most likely worst case Year 2000 non-compliant scenarios. The Company intends to complete its determination of worst case scenarios after it has received and analyzed responses to substantially all of the inquiries it has made of third parties. Following its analysis, the Company intends to develop a timetable for completing its contingency plans by June, 1999.

Costs Related to the Year 2000 Issue - To date, the Company's costs, which have been expensed as incurred, have amounted to $91,000. The costs to be incurred in the future are not expected to exceed $175,000. The costs and timetable in which the Company plans to complete the Year 2000 readiness activities are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third-party readiness plans and other factors. The Company can make no guarantee that these estimates will be achieved , and actual results could differ from such plans.

Risks Related to the Year 2000 Issue - Although the Company's Year 2000 efforts are intended to minimize the adverse effects of the Year 2000 issue on the Company's business and operations, the actual effects of the issue and the success or failure of the Company's efforts described above cannot be known until the year 2000 occurs. Failure by the Company and its major suppliers, other material service providers and major distributors to address adequately their respective Year 2000 issues in a timely manner (insofar as such issues relate to the Company's business) could have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies, as a result of transactions in foreign markets. At July 31, 1998, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's transactions are denominated would have resulted in a decrease in operating income of approximately $93,000 for the year ended July 31, 1998. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' services become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

While the Company is exposed to changes in interest rates as a result of its outstanding debt, the Company does not currently utilize any derivative financial instruments related to its interest rate exposure. Total short-term and long-term debt outstanding at July 31, 1998 was $23.6 million, consisting of $9.5 million in variable rate borrowing and $14.1 million in fixed rate borrowing. At this level of variable rate borrowing, a hypothetical 10% increase in interest rates would have decreased pre-tax earnings by approximately $132,200 for the year ended July 31, 1998. At July 31, 1998, the fair value of the Company's fixed rate debt outstanding was estimated at $15.0 million. A hypothetical 10% change in interest rates would not result in a material change in the fair value of the Company's fixed rate debt.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                        July 31,
                         Assets                                    1998           1997
                         ------                                -------------  -------------
Current assets:
  Cash and cash equivalents                                    $      284     $       23
  Restricted cash                                                     271            264
  Receivables, less allowances of $325
       and $248, respectively                                       6,787          7,507
  Inventories                                                       9,157          6,047
  Deferred income taxes                                             1,661          1,659
  Other current assets                                                681            531
                                                               ----------     ----------
       Total current assets                                        18,841         16,031
                                                               ----------     ----------

  Property, plant and equipment                                    19,914         17,246
       Less - Accumulated depreciation                              3,525          1,468
                                                               ----------     ----------
       Net property, plant and equipment                           16,389         15,778
                                                               ----------     ----------

  Deferred financing fees                                             836              -
  Excess of cost over net assets acquired, net                      8,325          9,168
  Other intangible assets, net                                      2,456          3,105
                                                               ----------     ----------

       Total assets                                            $   46,847     $   44,082
                                                               ==========     ==========

          Liabilities and Shareholders' Equity
          ------------------------------------
Current liabilities:
   Accounts payable and other accrued liabilities              $    7,255     $    7,857
   Note payable to bank                                             3,988          4,113
   Customer deposits                                                  221            918
   Current portion of long-term debt                                  786          2,299
                                                               ----------     ----------
       Total current liabilities                                   12,250         15,187
                                                               ----------     ----------

   Long-term debt - notes payable, net of discount                 18,453         13,062
   Long-term debt - other                                             397            859
   Deferred income taxes                                            1,769          1,741
   Other non-current liabilities                                      640            940

Shareholders' equity:
   Common stock (voting and non-voting)-
     Par value $.10 per share; 18,000,000 shares
      authorized; 2,990,930 and 2,912,502 shares issued
      and outstanding                                                 299            292
   Additional capital                                              32,083         30,733
   Cumulative translation adjustment                                  (15)           (67)
   Accumulated deficit                                            (18,711)       (18,312)
   Unearned stock option compensation                                (105)          (140)
   Treasury stock, at cost                                           (213)          (213)
                                                               -----------    -----------
        Total shareholders' equity                                 13,338         12,293
                                                               ----------     ----------

   Total liabilities and shareholders' equity                  $   46,847     $   44,082
                                                               ==========     ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)


                                         Year Ended      Year Ended     Month Ended     Year Ended
                                        July 31, 1998   July 31, 1997  July 31, 1996  June 30, 1996
                                        -------------   -------------  -------------  -------------

Net sales                                   $  44,668       $  40,665       $  4,511     $  10,375
Cost of sales                                  27,091          25,621          2,610         6,955
                                            ---------       ---------       --------     ---------
Gross profit                                   17,577          15,044          1,901         3,420

Selling, general, and administrative
   expenses                                     6,928           5,331            429         2,640
Research and development expenses               1,300           2,783            295         1,725
Depreciation and amortization                   3,538           3,142            269           803
Write-off in-process R&D                            -           2,702              -         4,464
Write-off merger transaction costs                  -           1,246              -             -
Product exchange/recall expense                 2,744           1,539              -             -
                                            ---------       ---------       --------     ---------
                                               14,510          16,743            993         9,632
                                            ---------       ---------       --------     ---------

Operating income (loss)                         3,067          (1,699)           908        (6,212)

Other (expense) income:
   Interest expense                            (2,885)         (2,567)          (154)         (551)
   Other income                                   256             172             14            12
                                            ---------       ---------       --------     ---------
                                               (2,629)         (2,395)          (140)         (539)
                                            ---------       ---------       --------     ---------

Income (loss) before income taxes,
     minority interest and
     extraordinary loss                           438          (4,094)           768        (6,751)

Provision for income taxes                        343              45            440            27
Minority interest in income of
     consolidated subsidiary                        -             266            327            17
                                            ---------       ---------       --------     ---------

Income (loss) before extraordinary
     loss                                          95          (4,405)             1        (6,795)

Extraordinary loss on debt
     extinguishment (net of an income
     tax benefit of $317)                        (494)              -              -             -
                                            ---------       ---------       --------     ---------
Net (loss) income                           $    (399)      $  (4,405)      $      1     $  (6,795)
                                            =========       =========       ========     =========

Earnings per common share:
Income (loss) before extraordinary
 item                                       $    0.03       $   (2.16)      $    .02     $  (99.32)
Extraordinary loss                              (0.16)              -              -             -
                                            ---------       ---------       --------     ---------
Net (loss) income per common share         $    (0.13)      $   (2.16)      $    .02     $  (99.32)
                                           ==========       =========       ========     =========

Earnings per common share assuming
 dilution:
Income (loss) before extraordinary
 item                                      $     0.03       $   (2.16)      $    .02     $  (99.32)
Extraordinary loss                              (0.15)              -              -             -
                                           ----------       ---------       --------     ---------
Net (loss) income per common share
   assuming dilution                       $    (0.12)      $   (2.16)      $    .02     $  (99.32)
                                           ==========       =========       ========     =========

Weighted average shares:
Basic                                           2,971           2,040             68            68
Diluted                                         3,328           2,040             68            68

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                           Year Ended      Year Ended     Month Ended     Year Ended
                                          July 31, 1998   July 31, 1997  July 31, 1996   June 30, 1996
                                          -------------   -------------  -------------   -------------

OPERATING ACTIVITIES:
   Net (loss) income                        $      (399)    $   (4,405)    $         1     $    (6,795)
   Adjustments to reconcile net income
     (loss) to net cash provided by
     (used for) operating activities:
     Depreciation and amortization                3,538          3,142             269             803
     Amortization of deferred
      compensation                                   35             36               6              73
     Amortization of notes payable
      discount                                      876            459               -               -
     Non-cash charge to modify warrant
      terms                                         166              -               -               -
     Loss on fixed asset disposal                     -            346               -               -
     Deferred income taxes                           28           (305)            (36)              -
     Write off of in-process R&D                      -          2,702               -           4,464
     Write off of patents and other
      intangibles                                     -            340               -               -
     Minority interest                                -            266             328              17
     Extraordinary loss on debt
      extinguishment                                811              -               -               -
   Changes in assets and liabilities
       Receivables                                  720            (68)         (1,912)            930
       Inventories                               (3,110)          (716)            154            (999)
       Other current assets                        (150)           203             (73)              -
       Accounts payable and other
        accrued liabilities                      (1,299)           795             460             759
   Other                                           (101)           774               -            (300)
                                            -----------     ----------     -----------     -----------
Net cash provided by (used for)                   1,115          3,569            (803)         (1,048)
   operating activities

INVESTING ACTIVITIES
    Purchase of fixed assets                     (2,668)        (3,287)           (548)           (463)
    Purchase of patents and licenses                  -            (59)              -              (1)
    (Increase) decrease in restricted
     cash                                            (7)           697              (3)           (958)
    Purchase of STI                                   -              -               -         (21,590)
    Sale (purchase) of short-term
     investments                                      -            258            (258)              -
    Proceeds from sale of fixed asset                 -              3               -               -
                                            -----------     ----------     -----------     -----------
Net cash used for investing activities           (2,675)        (2,388)           (809)        (23,012)

FINANCING ACTIVITIES
    Net (payment) proceeds from line of
     credit                                        (125)            40           1,661             361
    Net (payment) proceeds on notes
     payable                                    (12,447)        (1,726)              -          14,672
    Net (payment) proceeds on long-term
     debt                                        14,070              -              65             (86)
    Payment under noncompete agreement                -              -               -             (58)
    Proceeds from issuance of warrants              930              -               -           2,073
    Payment of financing fees                      (868)             -               -               -
    Proceeds from issuance of preferred
     stock                                            -              -               -           7,558
    Proceeds from issuance of common
    stock                                           261              -               -               -
                                            -----------     ----------     -----------     -----------
Net cash provided by (used for)                   1,821         (1,686)          1,726          24,520
   financing activities
Adjustment for STI cash flow previously
 recorded                                             -              -             (98)              -
                                            -----------     ----------     ------------    -----------
Net increase (decrease) in cash                     261           (505)             16             460
Cash at beginning of period                          23            528             512              52
                                            -----------     ----------     -----------     -----------
Cash at end of period                       $       284     $       23     $       528     $       512
                                            ===========     ==========     ===========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                      Convertible
                       Redeemable
                     Preferred Stock
                       Series A-F          Common Stock                                      Treasury Stock     Unearned
                     ----------------    ----------------              Accumu-   Cumulative  --------------   Stock Option   Share-
                        Number   Par       Number    Par   Additional   lated   Translation    Number            Compen-    holders'
                      of Shares  Value   of Shares  Value    Capital   Deficit   Adjustment  of Shares  Cost     sation      Equity
                     ---------------------------------------------------------------------------------------------------------------

Balance at June 30,
  1995                   468     $ 5         68     $  1    $ 8,311   $ (6,598)    $   19          2   $(12)    $ (255)     $ 1,471
   Sales of Series D
     preferred stock
     net of issuance
     costs of $20         46       1                          1,239                                                           1,240
   Sales of Series E
     preferred stock
     net of issuance
     costs of $11         24       0                            659                                                             659
   Sales of Series F
     preferred stock
     net of issuance
     costs of $91        209       2                          5,657                                                           5,659
   Warrants issued
     with notes payable                                       2,073                                                           2,073
   Amortization of
     stock option
     compensation                                                                                                   73           73
   Foreign currency
     translation                                                                        7                                         7
   Net loss                                                            (6,795)                                               (6,795)
                     ---------------------------------------------------------------------------------------------------------------

Balance at June 30,
  1996                   747       8         68        1     17,939   (13,393)         26          2     (12)     (182)       4,387
  Foreign currency
    translation                                                                       (35)                                      (35)
  Amortization of
    stock option
    compensation                                                                                                     6            6
  Adjustment for
    STI earnings
      previously
      recorded                                                           (515)                                                 (515)
   Net income                                                               1                                                     1
                     ---------------------------------------------------------------------------------------------------------------

Balance at July 31,
  1996                   747       8         68        1     17,939   (13,907)         (9)         2     (12)     (176)       3,844
  Merger with STI       (747)     (8)     2,844      291     12,794                                                          13,077
  Exchange of
    treasury stock
    for assets                                                                                          (201)                  (201)
  Foreign currency
     translation                                                                      (58)                                      (58)
  Amortization of
    stock option
    compensation                                                                                                    36           36
  Net loss                                                             (4,405)                                               (4,405)
                     ---------------------------------------------------------------------------------------------------------------

Balance at July 31,
  1997                     -       -      2,912      292     30,733   (18,312)        (67)         2    (213)     (140)      12,293
  Warrants issued
    with notes
    payable                                                     930                                                             930
  Modification of
    warrant terms                                               166                                                             166
  Issuance of
    common stock
    from the exercise
    of stock options
    and warrants                             79        7        254                                                             261
  Foreign currency
    translation                                                                        52                                        52
  Amortization of
    stock option
    compensation                                                                                                    35           35
   Net loss                                                              (399)                                                 (399)
                     ---------------------------------------------------------------------------------------------------------------

Balance at July 31,
  1998                     -    $  -      2,991     $299   $ 32,083  $(18,711)     $  (15)         2   $(213)   $ (105)    $ 13,338
                    ================================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements.

ITEM 8.   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Meridian Medical Technologies, Inc.


1.       Business and Summary of Significant Accounting Policies

Meridian Medical Technologies, Inc. ("Company") is a technology-based health care company that designs, develops and produces a broad range of automatic injectors, prefilled syringes, cardiopulmonary products, and other innovative health care devices, with a major focus on safe and convenient participation by the patient in injection therapy and cardiac monitoring. The Company also supplies customized drug delivery system design, pharmaceutical research and development and cGMP-approved sterile product manufacturing to pharmaceutical and biotechnology companies.

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

Intangible Assets

Intangible assets consist of the following (in thousands):

                                                           July 31, 1998          July 31, 1997
                                                           -------------          -------------

     Excess of cost over net assets acquired             $        10,351          $        10,351
     Patents and licenses                                          2,418                    2,418
     Other                                                         1,112                    1,479
                                                         ---------------          ---------------
                                                                  13,881                   14,248
     Less: accumulated amortization                               (3,100)                  (1,975)
                                                         ---------------          ---------------
                                                         $        10,781          $        12,273
                                                         ===============          ===============

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

Income Taxes

The Company accounts for income taxes using the asset and liability method which requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences between carrying amounts and the tax basis of assets and liabilities.

Value of Financial Instruments

Other than described below, the Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, accounts receivable, accounts payable and other accrued liabilities to approximate the fair value of the respective assets and liabilities at July 31, 1998 and 1997. Management believes the principal balance of its long-term debt, which is $1.3 million and $1.6 million higher than the carrying value at July 31, 1998 and 1997, respectively, is a better estimate of the fair value of that liability. The debt is carried net of unamortized discount

Use of Estimates and Assumptions

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

Net Income (Loss) Per Common Share

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                  Year Ended      Year Ended        Month Ended     Year Ended
                                                 July 31, 1998   July 31, 1997     July 31, 1996   June 30, 1996
                                                 -------------   -------------     -------------   -------------

Numerator:
Income (loss) before extraordinary loss            $     95        $ (4,405)         $      1        $ (6,795)
Extraordinary loss on debt extinguishment
 (net of an income tax benefit of $317)                (494)              -                 -               -
                                                   --------        --------          --------        --------
Net (loss) income                                  $   (399)       $ (4,405)         $      1        $ (6,795)
Denominator:
Weighted average shares outstanding                   2,971           2,040                68              68
Stock options and warrants                              357               -                 -               -
                                                   --------        --------          --------        --------
Denominator for dilutive earnings per share           3,328           2,040                68              68

Accounting Standards Not Yet Adopted

In June 1997, the FASB issued Statement No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. This statement is effective for fiscal years beginning after December 15, 1997.

In June 1997, the FASB issued Statement No. 131, Disclosure about Segments of an Enterprise and Related Information, which establishes standards for public business enterprises to report information about operating segments in annual financial statements, and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes the standards for related disclosures about products and services, geographic areas and major customers. This Statement requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for financial statements for periods beginning after December 15, 1997.

Management is currently evaluating the requirements of Statement No. 130 and No. 131, respectively, but does not believe that adoption of these statements will have a material effect on the Company's financial position or results from operations.

Reclassification

Certain reclassifications have been made to prior year financial statements in order to conform with the current year presentation.

2.    Inventories

Inventories as of July 31, 1998 and 1997 consist of the following (in thousands):

                                          1998       1997
                                          ----       ----

Components and subassemblies            $ 6,616    $ 4,788
Work in process                           2,807      1,460
Finished goods                              193        345
                                        -------    -------
                                          9,616      6,593
Less: inventory valuation allowance        (459)      (546)
                                        -------    -------
                                        $ 9,157    $ 6,047
                                        =======    =======

During fiscal 1998, the Company capitalized $545,000 of software development costs related to a product under development. The capitalized cost is included in Inventories on the consolidated balance sheet.


3.    Fixed Assets

Fixed assets as of July 31, 1998 and 1997 consist of the following (in thousands):

                                          1998       1997
                                          ----       ----

Furniture and equipment                $ 13,346    $ 10,676
Leasehold improvements                    4,004       3,958
Construction in progress                  2,564       2,612
                                       --------    --------
                                         19,914      17,246
Less: accumulated depreciation           (3,525)     (1,468)
                                       --------    --------
                                       $ 16,389    $ 15,778
                                       ========    ========

The Company capitalized interest costs of $173,000 and $153,200 on internally constructed fixed assets in the years ended July 31, 1998 and 1997, respectively.

4.       Merger of STI and Brunswick Biomedical Corporation

The acquisition of 61% of STI's common stock and subsequent merger of Brunswick and STI to form the Company were accounted for as a purchase. The purchase price was allocated first to tangible assets and identifiable intangible assets and liabilities of STI based on an independent assessment of their fair market values with the remainder allocated to the excess of cost over the fair value of net assets acquired. The purchase price and the purchase price allocation are as follows (in thousands):

                                                            61% Interest        39% Interest          Total
                                                            ------------        ------------          -----

     Cash consideration paid                                $     16,069      $            -      $      16,069
     Promissory note to the founder's estate                       4,700                   -              4,700
     Stock exchanged                                                   -              11,885             11,885
     Transaction expenses                                            820               1,200              2,020
                                                            ------------      --------------      -------------
     Purchase price                                               21,589              13,085             34,674

     Historical book value of net assets acquired                 10,680               6,789             17,469
                                                            ------------      --------------      -------------

     Excess of purchase price over historical book
        value of net assets acquired                       $      10,909       $       6,296      $      17,205
                                                           =============      ==============      =============

     The excess purchase price was allocated as follows:
        Property, plant and equipment                      $          (2)      $        (309)     $        (311)
        In-process research and development                        4,464               2,702              7,166
        Other intangible assets                                      942                 570              1,512
        Excess of cost over fair value of net
          assets acquired                                          5,505               3,333              8,838
                                                           -------------       -------------       ------------
                                                           $      10,909       $       6,296      $      17,205
                                                           =============       =============       ============

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

Prior to the merger, there were 3,091,700 shares of STI common stock issued and outstanding. In connection with the merger, STI issued 1,708,928 shares of common stock in exchange for all of the outstanding common and preferred stock of Brunswick. In addition, each of the 1,888,126 shares of STI common stock previously owned by Brunswick were cancelled. Following the merger, the Company (previously STI) had 2,912,502 shares outstanding.

A total of $2,446,000 in transaction expenses were incurred by Brunswick and STI to complete the merger. Of these costs, $1,200,000 was included as transaction expenses in the determination of the purchase price. The remaining costs, amounting to $1,246,000 and consisting primarily of costs incurred by STI, were expensed during fiscal 1997.

The following unaudited pro forma information adjusts the operating results as shown in the consolidated financial statements of operations to give effect to the merger as if the transaction had occurred at the beginning of each of the years presented. The unaudited information below is not necessarily indicative of the results which would have occurred had the companies been merged during the periods presented (in thousands except per share data).

                                              Year Ended           Year Ended
                                            July 31, 1997         June 30, 1996
                                            -------------         -------------

     Net sales                               $    40,665          $    35,015
     Pro forma net loss                           (5,979)              (6,900)
     Pro forma loss per share                      (2.05)               (2.37)


5.       Debt

Senior Subordinated Notes

In April 1998, the Company entered into a note agreement with Nomura Holding America, Inc. for $15 million of senior subordinated notes, at a 12% fixed rate of interest, due April 2005. The Company issued a warrant to Nomura to purchase 204,770 shares of the Company's common stock in conjunction with the transaction. $930,000 of the proceeds was allocated to the value of the warrant; accordingly, the note is carried net of the related unamortized discount.

Proceeds from the transaction were used for the following (in thousands):

Paydown of ING term note (see below)        $   3,500
Payoff of Sarnoff note (see below)              6,004
Payoff of EM Industries subordinated
 loan                                           1,277
Paydown of ING Line of Credit                   3,351
Financing fees (deferred)                         868
                                            ---------
                                            $  15,000
                                            =========

An extraordinary loss of $494,000 (net of a $317,000 income tax benefit) was recorded on the transaction relating to the portion of the unamortized discount on the ING term note which was paid down. The Company is required to maintain certain financial covenants and is restricted from paying cash dividends. The Company obtained an amendment to the note agreement from its lender to exclude the 1998 recall provision and other costs from the covenant calculations for the fourth quarter 1998 and forward, making the Company in compliance with those covenants at July 31, 1998.

Subsequent to the refinancing transaction, the Company modified the terms of the warrant issued to Nomura, lowering the per share exercise price from $11.988 to $7.50. The Company recorded additional interest expense of $166,000 in the fourth quarter of fiscal 1998 relating to the modification of terms.

Line of Credit

Prior to the merger, STI had a revolving credit agreement with Merrill Lynch Business Financial Services, Inc. ("MLBFS") for a maximum commitment of $5 million. Upon completion of the merger (see Note 4), the Company terminated the agreement with MLBFS and entered into a credit agreement with International Nederlanden (U.S.) Capital Corporation ("ING") for a new $5 million line of credit and a $10 million long-term loan. The Company increased its available line of credit with ING, subject to certain limitations, to $6.5 million in September 1997.

The ING line of credit accrues interest at either the greater of the Prime Rate plus 1.25% (9.75% at July 31, 1998) or the federal funds rate plus 1.75%; or the eurodollar loan rate plus 3.25%. The ING line is secured by certain accounts receivable and inventory. The outstanding borrowings on the Company's lines of credit were $4.0 and $4.1 million at July 31, 1998 and 1997, respectively. The Company pays a commitment fee to ING of .0025% per month on the average unused portion of the line of credit. The interest rate on outstanding borrowings was 9.75% at July 31, 1998 and 1997.

An additional line of credit exists for the operation in N. Ireland. The line of credit is for 145,000 pounds and is secured by an irrevocable standby Letter of Credit. The line of credit matures annually each December and bears interest on outstanding borrowings at the bank's published rate of approximately 8% at July 31, 1998.

Long-Term Debt (ING)

In April 1996, in order to finance a portion of the acquisition of STI, Brunswick entered into a credit agreement with ING for a $11 million bridge loan, of which $1 million was held in escrow. Upon completion of the merger (See
Note 4), the Company assumed Brunswick's obligation, repaid the $1 million held in escrow and converted the remaining balance into a $10 million term loan. The term loan accrues interest at either the Eurodollar loan rate plus 3.5%; or the greater of the prime rate plus 1.5% or the federal funds rate plus 2.00%, (10.0% at July 31, 1998). At July 31, 1997, the principal repayment terms called for quarterly principal payments of $250,000 beginning in June 1997 increasing to $500,000 in December 1997 and maturing on October 31, 2001. The Company made the first three principal payments ($1,250,000) prior to the Nomura refinancing transaction, at which time the terms were amended. The new terms call for quarterly principal payments of $250,000 beginning in June 1999 increasing to $500,000 in June 2002 and maturing on March 31, 2003. As noted above, a portion of the proceeds of the Nomura note were used to pay down this term debt in April 1998, and the outstanding balance was $5,000,000 and $9,750,000 at July 31, 1998 and 1997, respectively.

Warrants were issued to ING in the financing described above. The Company allocated $2,072,900 of the note proceeds to the warrants based on the relative fair value of the warrants and the note at the agreement date. Accordingly, the note is carried at a discount from its maturity value. $811,000 of the remaining unamortized discount ($494,000 after the tax benefit of $317,000) was written off as an extraordinary loss on extinguishment of debt in April 1998. The Company is amortizing the discount over the term of the debt using the effective interest rate method. This resulted in a charge against operations of $295,000 and $458,900 in fiscal 1998 and 1997, respectively. The Company is required to maintain certain financial covenants and is restricted from paying cash dividends. The Company obtained an amendment to the credit agreement from its lender to exclude the 1998 recall provision and other costs from the covenant calculations for the fourth quarter 1998 and forward, making the Company in compliance with those covenants at July 31, 1998.

Subordinated Promissory Note Payable to Sarnoff Estate

In April 1996, in order to finance the initial phase of the STI acquisition, Brunswick signed a $4.7 million promissory note to the founder's estate. The promissory note was repaid in full in connection with the Nomura note refinancing transaction in April 1998. The loan was unsecured and had an interest rate of 12%. The outstanding balance as of July 31, 1998 and 1997 was $0 and $5,509,600, including accrued interest on the note which had been added to the principal balance.

EM Industries, Inc. Subordinated Loan

In April 1996, in order to finance a portion of the STI acquisition, Brunswick obtained a $1 million loan from EM Industries, Inc. The loan was repaid in full in connection with the Nomura note refinancing transaction in April 1998. The loan was unsecured and had an interest rate of 12%. The balance at July 31, 1998 and 1997 was $0 and $1,167,400, including accrued interest which had been added to the principal.

Other Long-Term Debt

In May 1995, the Company entered into a loan agreement with the CIT Group/Equipment Financing, Inc. ("CIT") to assist in financing the Company's capital investment programs. This arrangement consists of a series of loans for the acquisition of production molds, high-speed component preparation and filling equipment and facility renovations. Loan principal outstanding was $731,000 and $1.1 million as of July 31, 1998 and 1997, respectively. The interest rate in both years was approximately 8.8%. Repayment of each loan is due in sixty (60) equal monthly installments. The agreement with CIT is collateralized by the asset financed with the loan.

In January 1996, the Company received a non-interest bearing loan in the amount of $375,000 from Dey Laboratories (Dey), STI's exclusive distributor for the EpiPen(R). The proceeds from this loan assisted the Company in purchasing high-speed filling and automated packaging equipment which will reduce the cost of manufacturing the EpiE-Zpen(TM). Repayment of this loan commenced during the first quarter of fiscal 1997 with an agreed upon credit per unit of product shipments to Dey. The Company anticipates loan repayment to be completed in fiscal 2000. The balance at July 31, 1998 and 1997 was $201,900 and $281,200, respectively.

Maturities of all long term-debt are as follows (in thousands):

              1999                                  $     786
              2000                                      1,397
              2001                                      1,000
              2002                                      1,250
              2003                                      1,500
              Thereafter                               15,000
                                                    ---------
              Subtotal                              $  20,933
              Discounts on term loans                  (1,297)
                                                    ---------
              Total debt per balance sheet          $  19,636
                                                    =========

Interest paid for the years ended July 31, 1998 and 1997 was $2,314,000 and $2,466,700, respectively.

6.       Shareholders Equity

Common Stock

The average number of common shares outstanding for the year ended July 31, 1998 was 2,971,000. The average number of common shares outstanding for the year ended July 31, 1997 reflects the weighted average of Brunswick shares through the merger date and the Company's shares thereafter, and was 2,040,000.

Stock Options

In November 1993, Brunswick adopted the 1993 Stock Option Plan ("the 1993 Plan"). As of June 30, 1996, 124,720 Brunswick options were outstanding. At the merger date, the Company assumed Brunswick's obligations with respect to such options, and all Brunswick options were converted to stock options of the Company at a rate of 2.1 to 1 resulting in 258,100 options.

Pursuant to the merger, the Company assumed STI's 293,800 outstanding options to purchase the Company's common stock.

The Company has adopted two Stock Option Plans ("the Plans") which reserve 500,000 shares for granting of options through 2001 and 500,000 shares, subject to shareholder approval, for granting of options through 2007. The Plans provide for issuance of non-qualified stock options, incentive stock options, stock appreciation rights, incentive shares and restricted stock.

Options granted to employees, officers and directors pursuant the Company's stock option plans generally have been exercisable in varying amounts in cumulative annual installments up to ten years from the date of grant. The exercise price on all options granted during years ended July 31, 1998 and 1997 was equivalent to the market value of the Company's stock on the date of grant. The Company recognized $35,000 and $36,000 of expense in fiscal 1998 and 1997, respectively, as a result of options issued in prior years with exercise prices less than fair market value at the date of grant.

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

For SFAS 123, the fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998 and 1997. Risk-free interest rate of 4.20% and 6.5%, respectively; no dividends; a volatility factor of the expected market price of the Company's common stock of .53 and a weighted-average expected life of the options of approximately 4-7 years. The weighted average fair value of options granted during 1998 and 1997 was $3.93 and $5.85, respectively. Options assumed in the merger have been included in the fair value estimates assuming the original grant date and adjusted exercise price.

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

For the purpose of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options' vesting periods. The Company's pro forma net loss and net loss per share calculated using the provisions of FAS 123 were as follows (in thousands except per share data):

                                                    Year Ended      Year Ended
                                                  July 31, 1998    July 31, 1997
                                                  -------------    -------------

     Net income (loss)                             $      (399)     $   (4,405)
     Pro forma FAS 123 expense                            (155)           (153)
                                                   -----------      ----------
     Pro forma net income (loss)                   $      (554)     $   (4,558)
                                                   ===========      ==========
     Weighted average shares outstanding                 2,971           2,040
       Pro forma net (loss) per share              $     (0.19)     $    (2.23)

The following table summarizes stock option activity for the years ended July 31, 1998 and 1997. Amounts presented reflect the combined option plans of Brunswick and STI with the adjustments as necessary to reflect the exchange ratio in connection with the November 1996 merger of Brunswick and STI.

                                                      1998           1997
                                                      ----           ----
     Number of shares
        Options outstanding at beginning of year    553,300        551,900
        Granted during the year                     163,200         57,600
        Exercised during the year                   (40,200)        (8,800)
        Expired or terminated                       (31,200)       (47,400)
                                                    -------        -------
        Options outstanding at end of year          645,100        553,300
                                                    =======        =======

The price range of options outstanding are as follows:

                                                      1998           1997
                                                      ----           ----

     Less than $1.00                                148,512        148,512
     $1.00 to $5.00                                  61,950        111,000
     $5.00 to $9.00                                 196,075        120,475
     $9.00 +                                        238,563        173,313
                                                    -------        -------
                                                    645,100        553,300
                                                    =======        =======

Options exercisable at July 31, 1998 and 1997 were 383,200 and 380,200, respectively. The average contractual life of the Company's options is approximately 6 years. The weighted average exercise price of the options granted in fiscal 1998 was $8.62.

Common Stock Warrants

Outstanding warrants to acquire the Company's common stock as of July 31, 1998 and 1997 are as follows:

                                                      1998           1997
                                                      ----           ----

     Exercise price:
     Less than $1.00                                 83,579         83,579
     $1.00 -$10.99                                  397,302        193,158
     @$11.00                                        513,271        514,707
                                                    -------        -------
                                                    994,152        791,444
                                                    =======        =======

789,382 of the warrants expire during 2001, and 204,770 expire in 2005.

7.       Income Taxes

The provision for federal and state income taxes exclusive of taxes related to the extraordinary loss consist of the following (in thousands):

                                   Year Ended     Year Ended      Month Ended
                                 July 31, 1998   July 31, 1997   July 31, 1996
                                 -------------   -------------   -------------
Current:
   Federal                         $    554        $    482        $    375
   State                                122              71              65
   Other                                  -              22
NOL utilization                        (358)           (225)
                                   --------        --------        --------
                                   $    318        $    350        $    440
Deferred:
   Federal                               20            (259)
   State                                  5             (35)
   Other                                  -             (11)
                                   --------        --------        --------
                                         25            (305)
                                   --------        --------        --------
                                   $    343        $     45        $    440
                                   ========        ========        ========

In fiscal 1996, a provision for income taxes of $26,900 was recorded to provide for the earnings of STI subsequent to the acquisition of 61% of STI's common stock by Brunswick.

The following is a reconciliation of the provision for income taxes to provision calculated at the statutory rate (in thousands):

                                                   Year Ended        Year Ended      Month Ended
                                                  July 31, 1998     July 31, 1997   July 31, 1996
                                                  -------------     -------------   -------------
Provision for income taxes at federal
statutory rate                                      $       149    $    (1,498)    $       261
State taxes, net of federal income tax benefit               20           (265)             46
Write off non-deductible in process R&D                                  1,025
Taxable income provided by STI not available for
   Brunswick NOL's                                                                         195
Non-deductible merger costs                                                474
Non-deductible amortization costs                           512            346              93
Utilization of NOL                                         (358)             -               -
Other                                                        20            (37)           (155)
                                                    -----------    -----------     -----------
                                                    $       343    $        45     $       440
                                                    ===========    ===========     ===========

The Company paid income taxes of $120,000, $551,900, $0 and $0 for the years ended July 31, 1998 and 1997, month ended July 31, 1996 and year ended June 30, 1996, respectively.

The Company provides deferred income taxes for temporary differences between the book basis of assets and liabilities for financial purposes and the basis of assets and liabilities for tax return purposes. Deferred tax assets and liabilities were as follows at July 31, 1998 and 1997 (in thousands):

                                                           July 31, 1998        July 31, 1997
                                                           -------------        -------------

     Net operating loss and tax credits carryforward        $      1,939         $      2,123
     Inventory valuation                                              95                   91
     Uniform inventory capitalization                                427                  373
     Postretirement benefits                                         264                  241
     Vacation expense                                                 83                   58
     Restructuring charge                                             47                   48
     Product exchange reserve                                        566                  595
     Other                                                           179                  253
     Valuation allowance                                          (1,939)              (2,123)
                                                            ------------         ------------

     Deferred tax asset                                     $      1,661         $      1,659
                                                            ============         ============

     Depreciation                                           $     (1,594)        $     (1,602)
     Patent costs                                                   (137)                (135)
     Other                                                           (38)                  (4)
                                                            ------------         ------------

     Deferred tax liability                                 $     (1,769)        $     (1,741)
                                                            ============         ============

At July 31, 1998, the Company has net operating losses (NOLs) available for future use of approximately $5.5 million. These NOLs begin to expire in 2005.


8.       Employee Retirement Plans

Pension and Savings Plans

The Company maintains a profit sharing thrift plan covering all full-time employees. Annual contributions under the plan may be made up to 6.6% of the base annual salary of all plan participants not covered by a collective bargaining agreement. Plan benefit allocations are based on the participants' annual compensation. The Company made no contributions in fiscal 1998, 1997, or 1996. As part of this profit sharing thrift plan, eligible employees may elect to contribute up to 12% of their base salary to the plan. The Company matches a portion of the contributions by employees not covered by a collective bargaining agreement. The Company match amounted to $151,300, $152,000, and $35,800 in fiscal years 1998, 1997, and 1996, respectively.

The Company also made payments to a pension plan for its full-time employees in St. Louis, Missouri covered by a collective bargaining agreement. Contributions to this plan resulted in expense of $101,700 in fiscal 1998, $92,000 in fiscal 1997, and $16,400 (after the initial purchase of STI common stock) in fiscal 1996.

Other Postretirement Benefits

The Company sponsors a postretirement benefit plan (the "Plan") to provide certain medical and life insurance benefits to retirees, their spouses and dependents. Employees who terminated from active service after March 1992 and are at least 60 years of age, but no more than age 65, with 20 years service, are eligible for medical coverage. Employees who reached age 50 prior to April 1, 1992, who retires after March 31, 1992 before reaching age 65, who has at least 2 years service are eligible for medical coverage. Employees who terminated from active service prior to April 1, 1992 and were at least 55 years of age, but no more than age 65, with 10 years service, are eligible for medical and life insurance coverage. The Plan is contributory for medical benefits based on the retiree's years of service and is noncontributory for life insurance benefits. The Company funds its obligations under the Plan as incurred.

The following table sets forth the Plan's funded status (in thousands):

                                                               1998                 1997
                                                               ----                 ----
     Accumulated postretirement benefit obligation:
       Retirees                                             $        455         $        448
       Fully eligible and other Plan participants                    490                  380
                                                            ------------         ------------
                                                                     945                  828
       Unrecognized prior service cost                               (42)                 (51)
       Unrecognized net gain                                         446                  544
       Unrecognized transition obligation                           (673)                (718)
                                                            ------------         ------------
          Accrued postretirement benefit cost               $        676         $        603
                                                            ============         ============

The Company recognized net periodic postretirement expense of $91,000 and $153,000 for the years ended July 31, 1998 and 1997, respectively, as follows (in thousands):

                                                               1998                 1997
                                                               ----                 ----

     Service cost-benefits attributed to service during
       periods                                              $         29         $         48
     Interest cost on accumulated postretirement
       benefit obligation                                             67                  112
     Amortization of prior service                                     9                    9
     Amortization of net gain                                        (59)                 (61)
     Amortization of transition obligation                            45                   45
                                                            ------------         ------------
     Net periodic postretirement benefit cost               $         91         $        153
                                                            ============         ============

The cost for fiscal 1996 (after the initial purchase of STI common stock) was $42,700. For measurement purposes, a 9.0% annual rate of increase in cost of health care was assumed for fiscal 1998; the rate was assumed to decrease gradually to 5% by 2005 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing assumed health care cost by 1% in each year would increase the accumulated postretirement benefit obligation as of July 31, 1998 by $195,000 and the aggregate of the service and interest cost component of net periodic postretirement benefit cost by $27,000 for the year ended July 31, 1998. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% for 1998 and 8% for 1997.

9.       Commitments and Contingencies

Leases

The Company has various commitments under operating leases through 2009 relating to computer hardware and software, its pharmaceutical manufacturing facility and warehouses in St. Louis, Missouri, its facility in the United Kingdom and administrative offices in Columbia, Maryland and St. Louis, Missouri.

Future minimum rentals as of July 31, 1998 under noncancellable leases are as follows (in thousands):

                                                 Operating             Sublease
     Year Ending July 31,                          Leases               Revenue
     --------------------                          ------               -------

     1999                                     $      1,064         $        330
     2000                                            1,000                  330
     2001                                              860                  330
     2002                                              534                  165
     2003                                              261                    -
     Thereafter                                      1,129                    -
                                              ------------         ------------
                                              $      4,848         $      1,155
                                              ============         ============

The Company incurred net rental expense of $986,200 and $825,400 in 1998 and 1997, respectively.

Sales/Leaseback of Corporate Headquarters Building

In connection with the December 1988 sale of the Company's former headquarters building in Bethesda, Maryland, the Company's obligations under the Leasehold Deed of Trust ("Ground Lease") were assigned to and assumed by the purchaser of the building. The Company remains contingently liable under the Ground Lease. The annual commitment under the Ground Lease aggregated $151,100 in 1998 (adjusted for increases in the Consumer Price Index) and extends until the year 2042.

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

Employee Contracts

The Company has an agreement with a key employee which provides for certain benefits should the employee be terminated within the term of the agreement for other than specified reasons. The Company also has an agreement with the key employee which provides for certain benefits should the employee be terminated within a two year period subsequent to a change of control (as defined by the agreements) for other than specified reasons. Benefits to be provided under these agreements include continued life, disability, accident and health insurance coverage for a period of two years and a severance payment up to 200% of the employee's annual base compensation. Additionally, all stock options held by the employee become immediately exercisable and any restrictions on transfer of the Company's stock held by the employee shall lapse. These arrangements renew for three-year periods unless timely notice of non-renewal is given. The maximum contingent liability under these agreements at July 31, 1998 aggregates $735,000.


10.      Industry Segment Information

The Company operates in one industry segment which includes the design, development, manufacture and sale of medical products and related services, with a major focus on safe and convenient participation by the patient in injection therapy and in cardiac monitoring. The cardiac monitoring business unit operates in N. Ireland with most of its revenue generated overseas.


11.      Significant Customers

Financial information relating to major customers and export sales follows (in thousands):

                                                           1998          1997        1996
                                                           ----          ----        ----
Sales to major U.S. customers:
   U.S. Department of Defense                         $    16,939    $    13,116   $     2,535
   Dey L.P.                                                20,734         15,028         2,516
   Other                                                    1,730          5,051         4,557
                                                      -----------    -----------   -----------
Total                                                      39,403    $    33,195   $     9,608

Export sales:
   Contract sales to the Governments of foreign
     countries                                              1,565          4,709           681
   Other                                                    3,700          2,761            86
                                                      -----------    -----------   -----------
Total export sales                                          5,265          7,470           767
                                                      -----------    -----------   -----------
Total net sales                                       $    44,668    $    40,665   $    10,375
                                                      ===========    ===========   ===========

The Company extends credit to domestic customers and generally requires a letter of credit for export sales.

At July 31, 1998 and 1997, the Company had 78% and 68%, respectively, of its accounts receivable from two customers, Dey and the U.S. government. Dey's parent is a shareholder of the Company.

12.      Product Exchange/Recall

On May 8, 1998, the Company announced a voluntary Class I recall of 47 lots of its EpiPen and EpiPen Jr. auto-injectors (approximately 1,000,000 units) because some may not provide effective doses of medication. The original estimated cost of the recall was $2.2 million and was included in third quarter 1998 results. During the fourth quarter, management revised the estimate and increased the provision by $0.5 million, bringing the total expense for fiscal 1998 to $2.7 million. Included in this cost is the cost of the actual returned products as well as cash costs incurred by the distributor which are paid for by shipment of additional product units. The Company had $3.2 million of EpiPen shipments during fiscal 1998 to satisfy cash costs incurred by the distributor. The provision provides for the Company's expense at its cost. Management has performed an analysis of potential costs of the recall and made their best estimate regarding these costs. Actual costs could differ materially from management's estimates. The Company believes the recall will be substantially complete by the end of fiscal 1999.

On October 8, 1997, the Company announced a product exchange program for all of its EpiEZPen(R) product sold since March 1996 (approximately 500,000 units). This exchange program was initiated after a minimal amount of units (less than
 .001 percent) were returned for premature activation in the package. The estimated cost of the exchange program was $1.5 million and was included in fiscal 1997 results of operations. Actual costs through July 31, 1998 have not differed materially from management's estimates.

13.       Quarterly Operating Results (unaudited)


         (in thousands, except per share data)

                                                                        Quarter Ended
                                                 --------------------------------------------------------------
Fiscal Year 1998                                 Oct. 31, 1997    Jan. 31, 1998    Apr. 30, 1998   Jul. 31, 1998
----------------                                 -------------    -------------    -------------   -------------

Net sales                                            $  10,643       $ 10,723       $  13,430       $   9,872
Cost of sales                                            6,508          6,388           8,324           5,871
                                                     ---------       --------       ---------       ---------
Gross profit                                             4,135          4,335           5,106           4,001

Operating expenses                                       2,629          2,852           5,340           3,689
                                                     ---------       --------       ---------       ---------

Operating income                                         1,506          1,483            (234)            312
Other expense, net                                        (705)          (490)           (707)           (727)
                                                     ---------       --------       ---------       ---------

Income (loss) before income tax and
   extraordinary item                                      801            993            (941)           (415)
Provision for income tax                                   186            354            (223)             26
Extraordinary loss                                                                        494
                                                     ---------       --------       ---------       ---------

Net income (loss)                                    $     615       $    639       $  (1,212)      $    (441)
                                                     =========       ========       =========       =========
Net income (loss) per share                          $    0.20       $   0.20       $   (0.41)      $   (0.15)
                                                     =========       ========       =========       =========


Fiscal Year 1997                                 Oct. 31, 1996    Jan. 31, 1997   Apr. 30, 1997   Jul. 31, 1997
----------------                                 -------------    -------------   -------------   -------------

Net sales                                            $  10,197       $  8,787       $  10,680       $  11,001
Cost of sales                                            6,416          5,552           6,875           6,778
                                                     ---------       --------       ---------       ---------
Gross profit                                             3,781          3,235           3,805           4,223

Operating expenses                                       3,289          6,638           2,843           3,973
                                                     ---------       --------       ---------       ---------

Operating income                                           492         (3,403)            962             250
Other expense, net                                        (400)        (1,082)           (373)           (540)
                                                     ---------       --------       ---------       ---------

Income (loss) before income tax                             92         (4,485)            589            (290)
Provision for income tax                                   415            (48)                           (321)
Minority interest                                          256              9
                                                     ---------       --------       ---------       ---------

Net income (loss)                                    $    (579)      $ (4,446)      $     589       $      31
                                                     =========       ========        ========       =========
Net income (loss) per share                          $   (8.51)      $  (2.24)      $    0.20       $    0.01
                                                     =========       ========       =========       =========


During the quarters ended April 30, 1998 and July 31, 1998, the Company recorded charges of $2.2 and $0.5 million, respectively, for the estimated cost of a recall of the Company's EpiPen product.

During the quarter ended July 31, 1997, the Company recorded a charge of $1.5 million for the estimated cost of a product exchange program related to the Company's EpiEZPen product

During the quarter ended January 31, 1997, the Company recorded nonrecurring charges of $3.9 million for the write-off of in-process R&D and merger transaction costs related to the acquisition of 61% of STI's common stock and subsequent merger of Brunswick and STI. Also in this quarter, the Company recorded an adjustment to interest expense (included in other expense, net) to provide for the cumulative amortization of debt discount related to debt incurred by Brunswick in April 1996.

REPORT OF INDEPENDENT AUDITORS
Board of Directors and Shareholders
Meridian Medical Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Meridian Medical Technologies, Inc. and subsidiaries as of July 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended July 31, 1998 and 1997 and the month ended July 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meridian Medical Technologies, Inc. and subsidiaries at July 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended July 31, 1998 and 1997 and the month ended July 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Ernst & Young LLP

Washington, DC
October 15, 1998

Report of Independent Accountants
To the Board of Directors and
Stockholders of Brunswick Biomedical Corporation

In our opinion, the accompanying consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the results of operations of Brunswick Biomedical Corporation and its subsidiaries and their cash flows for the year ended June 30, 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


/s/ PRICE WATERHOUSE LLP

Washington, DC
October 25, 1996

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEMS 10. through 13.

Information required by Part III (Items 10 through 13) of this form 10-K is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended July 31, 1998, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS FORM 8-K

(a) The following documents are included under Item 8 in this report:

         1.       Financial Statements:

                  Consolidated Balance Sheets at July 31, 1998 and 1997

                  Consolidated Statements of Operations for the years ended July
                     31, 1998 and 1997, the month ended July 31, 1996, and the year ended June 30, 1996.

                  Consolidated Statements of Shareholders' Equity for the years ended July 31, 1998 and 1997, the month ended July 31, 1996, and the year ended June 30, 1996.

                  Consolidated Statements of Cash Flows for the years ended July
                     31, 1998 and 1997, the month ended July 31, 1996, and the year ended June 30, 1996.

                  Notes to Consolidated Financial Statements

                  Reports of Independent Auditors

                  The above-listed financial statements are included in Item 8 to this Form 10-K.

         2.       Financial Statement Schedule:

                  The following financial statement schedule immediately
                     precedes the signatures to this report:

                           Schedule II - Valuation and Qualifying Accounts

                  All other schedules are omitted because they are immaterial, not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

         3.       Exhibits:

Exhibit No.                                 Description of Exhibit
-----------                                 ----------------------

(3.1) The Company's Bylaws (As Amended). Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997.

(3.2) First Amended and Restated Certificate of Incorporation and certification of the amendment of first amended and restated Certificate of Incorporation. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997.

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

(10.12) Change in Control Agreement dated January 10, 1996 between Mark D. Ruby and the Company. Incorporated by reference to Exhibit (10.12.3) to the Company's Annual Report on Form 10-K for the year ended July 31, 1996 (File No. 0-5958). *

(10.13) Commitment letter dated May 4, 1995 between the CIT Group/Equipment, Financing Inc., and the Company. Incorporated by reference to Exhibit (10.15) to the Company's Annual Report on Form 10-K for the year ended July 31, 1995 (File No. 0-5958).

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

(10.25) Warrant Certificate for 83,579 Warrants of Meridian Medical Technologies, Inc. - Certificate No. 1 (incorporated by reference herein from Exhibit 11 to Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2, 1996).

(10.26) Employment agreement with James H. Miller, dated November 20, 1996. Incorporated by reference to the Company's Form 10K for the year ended July 31, 1996 (File No. 0-5958). *

(10.27) Form of Registration Rights Agreement with former Brunswick stockholders (Incorporated by reference to the Company's Form 10K for the year ended July 31, 1996. (File No. 0-5958).

(10.28) Note and Warrant Purchase Agreement dated as of April 30, 1998. Incorporated by reference to the Company's Form 10-Q for the quarter ended April 30, 1998.

(10.29)           Registration Rights Agreement dated as of April 30, 1998.
                  Incorporated by reference to the Company's Form 10-Q for the quarter ended April 30, 1998.

(10.30) Warrant Agreement dated as of April 30, 1998. Incorporated by reference to the Company's Form 10-Q for the quarter ended April 30, 1998.

(10.31) First Amendment to the Note and Warrant Purchase Agreement dated October 15, 1998. Filed herewith.

(10.32) Fifth Amendment to the Credit Agreement dated October 15, 1998. Filed herewith.

(22) A list of the Company's subsidiaries is not provided because they, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as of the end of the year covered by this report.

(23.1) Consent of Independent Accountant- Ernst and Young, LLP. Filed herewith.

(23.2)            Consents of Independent Accountant- Price Waterhouse, LLP.
                  Filed herewith.

(27.0)            Financial Data Schedule dated July 31, 1998. Filed herewith.

*Management contract, compensatory plan or arrangement.

                                                                     SCHEDULE II
MERIDIAN MEDICAL TECHNOLOGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS


                                                   Additions      Additions
                                  Balance at      Charged to      Charged to
                                 Beginning of        other        Costs and       Write-off      Balance at
                                    Period       Accounts (1)      Expenses      Deductions     End of Period
                                    ------       ------------      --------      ----------     -------------

For the year ended July 31,
1998
   Allowance for doubtful
   accounts                        $   247,800     $         -     $   76,980     $         -     $   324,800
   Inventory reserves              $   546,300     $         -     $   92,600     $   180,000     $   458,900
   Restructuring reserves          $   123,800     $         -     $        -     $     2,000     $   121,800
                                   ===========     ===========     ==========     ===========     ===========

For the year ended July 31,
1997
   Allowance for doubtful
   accounts                        $    45,000     $         -     $  292,000     $    89,200     $   247,800
   Inventory reserves              $   293,500     $         -     $  695,200     $   442,400     $   546,300
   Restructuring reserves          $   640,400     $         -     $   64,300     $   580,900     $   123,800
                                   ===========     ===========     ==========     ===========     ===========

For the month ended July 31,
1996
   Allowance for doubtful
   accounts                        $    45,000     $         -     $        -     $         -     $    45,000
   Inventory reserves              $   293,500     $         -     $        -     $         -     $   293,500
   Restructuring reserves          $   640,400     $         -     $        -     $         -     $   640,400
                                   ===========     ===========     ==========     ===========     ===========

For the year ended June 30,
1996
   Allowance for doubtful
   accounts                        $    66,000     $    24,500     $   20,600     $    66,100     $    45,000
   Inventory reserves              $         -     $   640,400     $  209,700     $   556,600     $   293,500
   Restructuring reserves          $         -     $   481,600     $  225,800     $    67,000     $   640,400
                                   ===========     ===========     ==========     ===========     ===========

(1)  Additions resulting from the acquisition of STI by Brunswick

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MERIDIAN MEDICAL TECHNOLOGIES, INC.
-----------------------------------
(Registrant)

By /S/JAMES H. MILLER
   ------------------
                                                        James H. Miller
                                                        Chairman of the Board
                                                        President & CEO


Dated:  October 29, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/S/JAMES H. MILLER
------------------                                   Chairman of the Board                       October 29, 1998
    James H. Miller                                  President and Director
                                                     (Principal Executive Officer)


/S/G. TROY BRASWELL
-------------------                                  Vice President of Finance                   October 29, 1998
    G. Troy Braswell                                 (Principal Financial and
                                                     Accounting Officer)


/S/BRUCE M. DRESNER
-------------------                                  Director                                    October 29, 1998
    Bruce M. Dresner


/S/ROBERT G. FOSTER
-------------------                                  Director                                    October 29, 1998
    Robert G. Foster


/S/DAVID L. LOUGEE
------------------                                   Director                                    October 29, 1998
    David L. Lougee


/S/E. ANDREWS GRINSTEAD, III
----------------------------                         Director                                    October 29, 1998
    E. Andrews Grinstead, III

                                   Exhibit Index



Exhibit No.                    Description of Exhibit
-----------                    ----------------------

(3.1) The Company's Bylaws (As Amended). Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997.

(3.2) First Amended and Restated Certificate of Incorporation and certification of the amendment of first amended and restated Certificate of Incorporation. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997.

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

(10.12) Change in Control Agreement dated January 10, 1996 between Mark D. Ruby and the Company. Incorporated by reference to Exhibit (10.12.3) to the Company's Annual Report on Form 10-K for the year ended July 31, 1996 (File No. 0-5958). *

(10.13) Commitment letter dated May 4, 1995 between the CIT Group/Equipment, Financing Inc., and the Company. Incorporated by reference to Exhibit (10.15) to the Company's Annual Report on Form 10-K for the year ended July 31, 1995 (File No. 0-5958).

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

(10.25) Warrant Certificate for 83,579 Warrants of Meridian Medical Technologies, Inc. - Certificate No. 1 (incorporated by reference herein from Exhibit 11 to Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2, 1996).

(10.26) Employment agreement with James H. Miller, dated November 20, 1996. Incorporated by reference to the Company's Form 10K for the year ended July 31, 1996 (File No. 0-5958). *

(10.27) Form of Registration Rights Agreement with former Brunswick stockholders (Incorporated by reference to the Company's Form 10K for the year ended July 31, 1996. (File No. 0-5958).

(10.28) Note and Warrant Purchase Agreement dated as of April 30, 1998. Incorporated by reference to the Company's Form 10-Q for the quarter ended April 30, 1998.

(10.29)           Registration Rights Agreement dated as of April 30, 1998.
                  Incorporated by reference to the Company's Form 10-Q for the quarter ended April 30, 1998.

(10.30) Warrant Agreement dated as of April 30, 1998. Incorporated by reference to the Company's Form 10-Q for the quarter ended April 30, 1998.

(10.31) First Amendment to the Note and Warrant Purchase Agreement dated October 15, 1998. Filed herewith.

(10.32) Fifth Amendment to the Credit Agreement dated October 15, 1998. Filed herewith.

(22) A list of the Company's subsidiaries is not provided because they, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as of the end of the year covered by this report.

(23.1) Consent of Independent Accountant- Ernst and Young, LLP. Filed herewith.

(23.2)            Consents of Independent Accountant- Price Waterhouse, LLP.
                  Filed herewith.

(27.0)            Financial Data Schedule dated July 31, 1998. Filed herewith.

*Management contract, compensatory plan or arrangement.

         (b)      Reports on Form 8-K:

                  Form 8-K dated May 8, 1998 was filed on May 8, 1998 reporting on the EpiPen recall noted in Item 5 above. No other Current Reports were filed under Form 8-K for the quarter ended July 31, 1998.