Form 10-K/A
period 1998-07-31
MERIDIAN MEDICAL TECHNOLOGIES INC
filed 1998-11-04
CIK 95676

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

(Mark One)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 1998
                                               -------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to___________.

                          Commission File Number 0-5958
                                                 ------
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X  NO
                                              ----    -----

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

         This Amendment to the Form 10-K filed with the Securities and Exchange Commission on October 29, 1998 amends and supercedes the Part IV filed with such Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS FORM 8-K

(a) The following documents are included under Item 8 in this report:

     1.       Financial Statements:

              Consolidated Balance Sheets at July 31, 1998 and 1997.

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

              Consolidated Statements of Cash Flows for the years ended July
                 31, 1998 and 1997, the month ended July 31, 1996, and the year ended June 30, 1996.

              Notes to Consolidated Financial Statements.

              Reports of Independent Auditors.

              The above-listed financial statements are included in Item 8 to the Form 10-K.


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

(10.18.1)         Second Amendment to Credit Agreement, date September 2, 1997 between Meridian Medical
                  Technologies, Inc. and Internationale Nederlanden (U.S.) Capital Corporation. Incorporated by
                  reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997

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

(10.26)           Employment agreement with James H. Miller, dated November 20, 1996. Incorporated by reference to the Company's Form 10K for the year ended July 31, 1996 (File No. 0-5958).*

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


                                        6

(10.29)           Registration Rights Agreement dated as of April 30, 1998. Incorporated by reference to the
                  Company's Form 10-Q for the quarter ended April 30, 1998.

(10.30)           Warrant Agreement dated as of April 30, 1998. Incorporated by reference to the Company's Form 10-Q for the quarter ended April 30, 1998.

(10.31)           First Amendment to the Note and Warrant Purchase Agreement dated October 15, 1998. Filed herewith.**

(10.32)           Fifth Amendment to the Credit Agreement dated October 15, 1998. Filed herewith. **

(22)              A list of the Company's subsidiaries is not provided because they, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as of the end of the year covered by this report.

(23.1)            Consent of Independent Accountant - Ernst and Young, LLP. Filed herewith.**

(23.2)            Consents of Independent Accountant - Price Waterhouse, LLP. Filed herewith **

(27.0)            Financial Data Schedule dated July 31, 1998. Filed herewith. **


*        Management contract, compensatory plan or arrangement.
**       Filed with the Annual Report on Form 10-K on October 29, 1998.

         (b)      Reports on Form 8-K:

                  A report on Form 8-K, dated May 8, 1998, was filed on May 8, 1998 reporting on the EpiPen recall pursuant to Item 5. No other Current Reports were filed under Form 8-K for the quarter ended July 31, 1998.

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

For the year ended July 31, 1998
--------------------------------
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

For the year ended July 31, 1997
--------------------------------
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

For the month ended July 31, 1996
--------------------------------
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

For the year ended June 30, 1996
--------------------------------
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
                                      ===========     ===========     ==========     ===========     ===========

(1) Additions resulting from the acquisition of STI by Brunswick

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                  (Registrant)

                                  By /s/ James H. Miller
                                     ----------------------
                                     James H. Miller
                                     Chairman of the Board
                                     President & CEO


Dated:  November 4, 1998

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

(10.12)           Change in Control Agreement dated January 10, 1996 between Mark D. Ruby and the Company.
                  Incorporated  by reference to Exhibit (10.12.3) to the Company's Annual Report on Form 10-K for
                  the year ended July 31, 1996 (File No. 0-5958).*

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

                                       11

(10.18.1)         Second Amendment to Credit Agreement, date September 2, 1997 between Meridian Medical
                  Technologies, Inc. and Internationale Nederlanden (U.S.) Capital Corporation. Incorporated by
                  reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997

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

(10.26)           Employment agreement with James H. Miller, dated November 20, 1996.Incorporated by reference to the
                  Company's Form 10K for the year ended July 31, 1996 (File No. 0-5958).*

(10.27)           Form of Registration Rights Agreement with former Brunswick stockholders (Incorporated by reference to the Company's Form 10K for the year ended July 31, 1996.(File No.0-5958).

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

(10.30)           Warrant Agreement dated as of April 30, 1998. Incorporated  by reference to the Company's Form
                  10-Q for the quarter ended April 30, 1998.

(10.31)           First Amendment to the Note and Warrant Purchase Agreement dated October 15, 1998. Filed herewith.**


                                       12

(10.32)           Fifth Amendment to the Credit Agreement dated October 15, 1998.  Filed herewith.**

(22)              A list of the Company's subsidiaries is not provided because they, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as of the end of the year covered by this report.

(23.1)            Consent of Independent Accountant- Ernst and Young, LLP.  Filed herewith.**

(23.2)            Consents of Independent Accountant- Price Waterhouse, LLP. Filed herewith.**

(27.0)            Financial Data Schedule dated July 31, 1998.  Filed herewith.**


*        Management contract, compensatory plan or arrangement.
**       Filed with the Annual Report on Form 10-K on October 29, 1998.