Form 10-Q
period 1998-10-31
MERIDIAN MEDICAL TECHNOLOGIES INC
filed 1998-12-14
CIK 95676

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1998


[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

       For the transition period from: ________________ to _______________

                         Commission file number: 0-5958

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                             52-0898764
-------------------------------                              -------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)


10240 Old Columbia Road, Columbia, Maryland                          21046
-------------------------------------------                        ----------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:               410-309-6830

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES [X]            NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                               Outstanding as of December 14, 1998
----------------------------                 -----------------------------------
Common Stock, $.10 par value                          2,991,080 Shares

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

                                                                                                                   Page No.
                                                                                                                   --------
PART I.  FINANCIAL INFORMATION

ITEM 1.      Consolidated Financial Statements (Unaudited except July 31, 1998 balance sheet)

                 Consolidated Balance Sheets as of
                    October 31, 1998 and July 31, 1998............................................................... 4

                 Consolidated Statements of Operations for
                    the Three Months Ended October 31, 1998 and 1997 ................................................ 5

                 Consolidated Statements of Cash Flows for
                    the Three Months Ended October 31, 1998 and 1997................................................. 6

                 Notes to Consolidated Financial Statements.......................................................... 7


ITEM 2.          Management's Discussion and Analysis of Financial
                     Condition and Results of Operations............................................................. 8

PART II. OTHER INFORMATION

ITEM 6.          Exhibits and Reports on Form 8-K................................................................... 10

SIGNATURES.......................................................................................................... 11

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

MMT's business plan is to operate as a medical device company focusing on Home Healthcare and Emergency Medical Technologies. The Company has three areas of business. The Drug Delivery Systems business capitalizes on injectable drug delivery devices with an emphasis on commercial auto-injectors. This group also supplies customized drug delivery system design, pharmaceutical research and development, and sterile product manufacturing to pharmaceutical and biotechnology companies. The STI Government Systems business focuses on the worldwide market for auto-injectors used by military personnel for self-administration of nerve agent antidotes, morphine and diazepam. The Cardiopulmonary Systems business focuses on non-invasive cardiac diagnostics and telemedicine. It is proceeding on schedule with the research and development of the PRIME ECG(TM) program, an 80-lead cardiac mapping system for rapid and improved diagnostic accuracy of cardiac ischemia.

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

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.  Financial Statements

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                        October 31,      July 31,
                             Assets                                        1998            1998
                             ------                                     ----------     -------------
Current assets:
  Cash and cash equivalents                                            $      338      $      284
  Restricted cash                                                             273             271
  Receivables, less allowances of $335 and $325, respectively               7,709           6,787
  Inventories                                                              11,536           9,157
  Deferred income taxes                                                     1,661           1,661
  Other current assets                                                        654             681
                                                                       ----------      ----------
       Total current assets                                                22,171          18,841
                                                                       ----------      ----------

  Property, plant and equipment                                            20,179          19,914
       Less - Accumulated depreciation                                      4,060           3,525
                                                                       ----------      ----------
       Net property, plant and equipment                                   16,119          16,389
                                                                       ----------      ----------

  Deferred financing fees                                                     810             836
  Excess of cost over net assets acquired, net                              8,058           8,325
  Other intangible assets, net                                              2,355           2,456
                                                                       ----------      ----------

       Total assets                                                    $   49,513      $   46,847
                                                                       ==========      ==========

               Liabilities and Shareholders' Equity
               ------------------------------------
Current liabilities:
   Accounts payable and other accrued liabilities                      $    7,303      $    7,255
   Note payable to bank                                                     6,291           3,988
   Customer deposits                                                          129             221
   Current portion of long-term debt                                        1,036             786
                                                                       ----------      ----------
       Total current liabilities                                           14,759          12,250
                                                                       ----------      ----------

   Long-term debt - notes payable, net of discount                         18,288          18,453
   Long-term debt - other                                                     314             397
   Deferred income taxes                                                    1,769           1,769
   Other non-current liabilities                                              719             640

Shareholders' equity:
   Common stock
     Par value $.10 per share; 18,000,000 shares authorized;
      2,991,080 and 2,990,930 shares issued and outstanding                   299             299
   Additional capital                                                      32,083          32,083
   Cumulative translation adjustment                                           45             (15)
   Accumulated deficit                                                    (18,445)        (18,711)
   Unearned stock option compensation                                        (105)           (105)
   Treasury stock, at cost                                                   (213)           (213)
                                                                       -----------     -----------
        Total shareholders' equity                                         13,664          13,338
                                                                       ----------      ----------

   Total liabilities and shareholders' equity                          $   49,513      $   46,847
                                                                       ==========      ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                          Three Months Ended
                                                              October 31,
                                                           1998            1997
                                                           ----            ----

Net sales                                             $  10,850       $  10,643
Cost of sales                                             6,673           6,508
                                                      ---------       ---------
Gross profit                                              4,177           4,135

Selling, general, and administrative expenses             1,830           1,372
Research and development expenses                           248             366
Depreciation and amortization                               902             891
                                                      ---------       ---------
                                                          2,980           2,629
                                                      ---------       ---------

Operating income                                          1,197           1,506

Other (expense) income:
   Interest expense                                        (848)           (713)
   Other income                                              10               8
                                                      ---------       ---------
                                                           (838)           (705)
                                                      ----------      ----------

Income before income taxes                                  359             801

Provision for income taxes                                   93             186
                                                      ---------       ---------

Net income                                            $     266       $     615
                                                      =========       =========

Net income per share:
    Basic                                             $     .09       $     .21
                                                      =========       =========
    Diluted                                           $     .08       $     .20
                                                      =========       =========

Weighted average shares:
    Basic                                                 2,991           2,915
    Diluted                                               3,281           3,138

        The accompanying notes are an integral part of these consolidated financial statements.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                Three Months Ended
                                                                   October 31,
                                                                 1998           1997
                                                                 ----           ----
OPERATING ACTIVITIES:
   Net income                                                $      266     $       615
   Adjustments to reconcile net income to net cash (used
     for) provided by  operating activities:
     Depreciation and amortization                                  902             891
     Amortization of notes payable discount and deferred
       financing fees                                               111             292
   Changes in assets and liabilities
       Receivables                                                 (922)          2,180
       Inventories                                               (2,379)           (984)
       Other current assets                                          27              13
       Accounts payable and other accrued liabilities                48          (1,796)
   Other                                                             48               4
                                                             ----------     -----------
Net cash (used for) provided by operating activities             (1,899)          1,215

INVESTING ACTIVITIES
    Purchase of fixed assets                                       (265)           (456)
    (Increase) decrease in restricted cash                           (2)              -
                                                             -----------    -----------
Net cash used for investing activities                             (267)           (456)

FINANCING ACTIVITIES
    Net proceeds from line of credit                              2,303              99
    Net (payment) on long-term debt                                   -            (250)
    Net (payment) proceeds on other long-term debt                  (83)              9
    Proceeds from issuance of common stock                            -              64
                                                             ----------     -----------
Net cash provided by (used for) financing activities              2,220             (96)
                                                             ----------     ------------
Net increase in cash                                                 54             663
Cash at beginning of period                                         284              23
                                                             ----------     -----------
Cash at end of period                                        $      338     $       686
                                                             ==========     ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of October 31, 1998 , and the results of its operations and cash flows for the three month periods ended October 31, 1998 and 1997. The results of operations for the three month period ended October 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1999.

2. Inventories consisted of the following:

                                                        October 31,               July 31,
                                                           1998                     1998
                                                           ----                     ----
          Components and subassemblies                 $      7,620            $      6,616
          Work in process                                     4,157                   2,807
          Finished goods                                        606                     193
                                                       ------------            ------------
                                                             12,383                   9,616
          Less: inventory valuation allowance                  (847)                   (459)
                                                       -------------           -------------
                                                       $     11,536            $      9,157
                                                       ============            ============

         During the quarter ended October 31, 1998, the Company capitalized $373,000 of software development costs related to a product under development, bringing the total capitalized to $918,000.

3. In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income, which was adopted by the Company in its October 1998 financial statements. This Statement establishes standards for reporting and display of comprehensive income and its components. In accordance with the Statement, a reconciliation of net income to comprehensive income is as follows:

                                                                      Three Months Ended October 31,
                                                                       1998                     1997
                                                                       ----                     ----
          Net income                                                $        266            $        615
          Foreign exchange translation adjustment                             60                      50
                                                                    ------------            ------------
          Comprehensive income                                      $        322            $        665
                                                                    ============            ============

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Quarter in Review

MMT reported net income of $266,000, $.09 basic and $.08 diluted earnings per share on sales of $10.9 million for the quarter ended October 31, 1998, the first quarter of fiscal 1999. This compares with net income of $615,000, $0.21 basic and $.20 diluted earnings per share, on sales of $10.6 million in the same period of fiscal 1998.

Revenues of MMT's three areas of business and total gross profit for the quarters ended October 31, 1998 and 1997 are as follows:

                                          Three months ended October 31,
           ($thousands)                     1998                  1997
                                            ----                  ----

Drug Delivery Systems               $           6,021     $           5,066
STI Government Systems                          4,676                 5,340
Cardiopulmonary Systems                           153                   237
                                    -----------------     -----------------

Total Revenues                                 10,850                10,643
                                    =================     =================

Gross Profit                        $           4,177     $           4,135
                                    =================     =================

Gross Profit %                                   38.5%                 38.9%


Drug Delivery Systems business revenue in the fiscal first quarter ended October 31, 1998 was $6.0 million, $1.0 million higher than in the comparable prior year period. The 19% increase in revenue resulted from a 22% increase in EpiPen sales partially offset by lower R&D revenues. First quarter activities of the Drug Delivery Systems business included a continuation of the FDA approval process for generic drugs under the alliance with Mylan Laboratories with revenues anticipated to start during fiscal 1999. The Company continued its program to strengthen its quality processes with the assistance of consulting firms specializing in biotechnology and medical device manufacturing. The involvement of outside consultants is expected to be completed in December 1998.

The Company continued to supply EpiPens to satisfy obligations from the May 8, 1998 recall. A total of $3.3 million of EpiPens were supplied during the first quarter to compensate for product returns and to reimburse for cash costs.The October 31, 1998 product recall reserve balance was $636,000. The reserve balance is based on management's estimates of the cash costs and the number of returned units. The Company assesses the adequacy of this reserve on a quarterly basis, and any necessary adjustments are reflected in income. Second quarter 1999 EpiPen sales will be significantly lower than the prior year second quarter due to the continued shipment of free product.

STI Government Systems revenues were $4.7 million in the first quarter of fiscal 1999 compared to $5.3 million in the prior year comparable period. The lower revenues resulted primarily from the absence of the $2.5 million UKMoD project, which shipped mostly in the first quarter of 1998. This was partially offset by $1.4 million of higher sales to the US DoD, reflecting their procurements for military readiness. Additionally, civil defense revenues of $73,000 were achieved in the current quarter compared to no revenues in last year's fiscal first quarter.

The Company continued contract negotiations with the US DoD for renewal of its Base Maintenance contract. Similar to the last renewal in 1995, the contract was extended for six months to allow continuation of procurements while the three-year renewal contract is being finalized. Progress continued toward implementation of the MA project which will provide for production of a two-chambered auto-injector. Construction on clean

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

room facilities for this project is scheduled to start in the fiscal third quarter. Inquiries and orders continued to build momentum in the Civil Defense area, with orders received from Philadelphia and San Francisco for second quarter shipments.

Cardiopulmonary Systems revenues were $153,000 in the current year fiscal first quarter compared to $237,000 in the prior year fiscal first quarter. The lower revenues reflected continued slower sales of the CardioBeeper. Expansion of the CardioBeeper product line into Europe continued, with orders received for delivery starting in second quarter of 1999. In late fiscal 1998, the Cardiopulmonary Systems business announced a new ECG monitor called the CardioPocket. The product has received 510(k) approval from the US FDA and revenues are expected to start in Europe in the second quarter of 1999. Development continues on the PRIME ECG cardiac mapping system. The Company expects to obtain a CE Mark during the first calendar quarter of 1999 and discussions continue with several potential alliance partners.

Gross profits were $4.2 million or 38.5% of revenues during the first quarter of 1999, which was comparable with the prior year.

Operating costs were $3.0 million in the fiscal 1999 first quarter, $351,000 higher than in the first quarter of last year. Selling, general and administrative expenses (SG&A) were $458,000 higher primarily due to consulting expenses associated with the quality systems review, and higher business promotion and professional fees. Partially offsetting the higher SG&A costs were lower R&D costs. During the fiscal 1999 first quarter, the Company capitalized PRIME software development costs amounting to $373,000, since technological feasibility was established in December 1997.

Interest expense was $848,000 in the first quarter of fiscal 1999, an increase of $135,000 over the comparable prior year period. The increased cost reflects higher long-term debt and increased borrowings on the working capital line of credit. Increased interest costs should continue until obligations from the EpiPen recall are completed.

The provision for income taxes in the first quarter of fiscal 1999 was $93,000 reflecting an estimated effective tax rate of 26% for the year. The tax provision incorporates estimated benefits from utilization of operating loss carryforwards.

Liquidity and Capital Resources

Total cash as of October 31, 1998 was $338,000, an increase of $54,000 from the prior year ended July 31, 1998. The Company used $1.9 million of cash for operations in the first quarter of fiscal 1999 attributable mostly to the building of inventory to continue to replace returned EpiPens and to fill current USDoD orders. Investing activities in the three months of fiscal 1999 used $267,000 of cash for capital additions. Financing activities generated $2.2 million, primarily from borrowings on the asset based working capital line of credit from ING CAPITAL. During the first quarter, the Company increased its asset based working capital line of credit maximum availability to $8.5 million from $6.5 million. In connection with the increased working capital line of credit with ING CAPITAL, capital expenditures in fiscal 1999 have been limited to $3.0 million. Availability under the working capital lines of credit was $2.5 million at October 31, 1998.

Working capital at October 31, 1998 was $7.4 million, up from $6.6 million at July 31, 1998. The increase was primarily attributable to higher inventories ($2.4 million) and higher receivables ($922,000) partially offset by higher current liabilities ($2.5 million) mostly from increased borrowings on the credit lines. At October 31, 1998, accounts receivable were $7.7 million, representing 64 days-sales-outstanding, and inventories were $11.5 million representing a turn-over rate of 2.3 times per year. The inventory increase was due primarily to preparation for delivery of STI Government orders during clean room construction for the MA project at the Company's St. Louis manufacturing site.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

PART II - OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K:

(a)      Exhibits

         Exhibit 10.1 Form of Change of Control Agreements dated October 26, 1998 between Meridian Medical Technologies, Inc. and each of J. Donald Ferry, Gerald L. Wannarka and
                          Peter A. Garbis

         Exhibit 10.2 Sixth Amendment to the Credit Agreement dated November 6, 1998, between Meridian Medical Technologies, Inc. and Internationale Nederlanden (U.S.) Capital Corporation.

         Exhibit 27       Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended October 31, 1998.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   -----------------------------------
                                            Registrant


       December 14, 1998           By:   /S/ James H. Miller
       -----------------                 ---------------------------------
               Date                          James H. Miller
                                             President and
                                             Chief Executive Officer
                                             (Principal Executive Officer)


       December 14, 1998           By:   /S/ G. Troy Braswell
       -----------------                 ---------------------------------
               Date                          G. Troy Braswell
                                             Vice President-Finance
                                             and Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)