Form 10-Q
period 1999-01-31
MERIDIAN MEDICAL TECHNOLOGIES INC
filed 1999-03-17
CIK 95676

================================================================================

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended January 31, 1999


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

                        YES [X]        NO [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                Outstanding as of March 17, 1999
----------------------------                  --------------------------------
Common Stock, $.10 par value                           2,994,930 Shares

================================================================================

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

                                                                                                                 Page No.
                                                                                                                 --------
PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1.      Consolidated Financial Statements (Unaudited except July 31, 1998 balance sheet)

                 Consolidated Balance Sheets as of
                    January 31, 1999 and July 31, 1998............................................................... 4

                 Consolidated Statements of Operations for
                    the Three and Six Months Ended January 31, 1999 and 1998 ........................................ 5

                 Consolidated Statements of Cash Flows for
                    the Six Months Ended January 31, 1999 and 1998 .................................................. 6

                 Notes to Consolidated Financial Statements.......................................................... 7


ITEM 2.          Management's Discussion and Analysis of Financial
                     Condition and Results of Operations............................................................. 8

PART II. OTHER INFORMATION
--------------------------

ITEM 4.          Submission of Matters to a Vote of Security Holders................................................ 11

ITEM 5.          Other Information.................................................................................. 11

ITEM 6.          Exhibits and Reports on Form 8-K................................................................... 11

SIGNATURES.......................................................................................................... 12

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

MMT's business plan is to operate as a medical device company focusing on Home Healthcare and Emergency Medical Technologies. The Company has three areas of business. The Drug Delivery Systems business capitalizes on injectable drug delivery devices with an emphasis on commercial auto-injectors. This group also supplies customized drug delivery system designs, pharmaceutical research and development, and sterile product manufacturing to pharmaceutical and biotechnology companies. The Government Systems business focuses on the worldwide market for auto-injectors used by military and civil defense personnel for self-administration of nerve agent antidotes, morphine and diazepam. The Cardiopulmonary Systems business focuses on non-invasive cardiac diagnostics and telemedicine. It is proceeding on schedule with the implementation of the PRIME ECG(TM) program, an 80-lead cardiac mapping system for rapid and improved diagnostic accuracy of cardiac ischemia.

Certain statements in this Quarterly Report on Form 10-Q are forward-looking and are identified by the use of forward-looking words or phrases such as "will be positioned", "expects", is or are "expected", "anticipates", and "anticipated". These forward-looking statements are based on the Company's current expectations. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. In addition to the factors discussed generally herein, among the factors that could cause results to differ materially from current expectations are: (i) the general economic and competitive conditions in markets and countries where the Company and its subsidiaries offer products and services; (ii) changes in capital availability or costs; (iii) fluctuations in demand for certain of the Company's products, including changes in government procurement policy; (iv) technological challenges associated with the development and manufacture of current and anticipated products; (v) commercial acceptance of auto-injectors and competitive pressure from traditional and new drug delivery methods; (vi) delays, costs and uncertainties associated with government approvals required to market new drugs and medical devices; (vii) costs of the Company's EpiPen voluntary recall and/or EpiEZPen voluntary product exchange associated with differences from management's estimate of the number of returned units, total costs or adverse impact on future sales; (viii) success and timing of cost reduction programs; (ix) adequacy of product liability insurance; (x) factors related to PRIME ECG including successful product completion, degree of market acceptance and ability to obtain strategic alliances; (xi) changes in the Medicare and private medical insurance reimbursement and payment policies applicable to existing products and products under development; (xii) ability of competitors to design around the Company's patent protection; and (xiii) factors relating to Year 2000 issues.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1.  Financial Statements

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                       -----------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                        (In thousands, except share data)
                        ---------------------------------

                                                                               January 31,          July 31,
                             Assets                                               1999                1998
                             ------                                            -----------          --------
Current assets:
  Cash and cash equivalents                                                      $    378           $    284
  Restricted cash                                                                     275                271
  Receivables, less allowances of $346 and $325, respectively                      10,043              6,787
  Inventories                                                                       9,013              8,612
  Deferred income taxes                                                             1,661              1,661
  Other current assets                                                                799                681
                                                                                 --------           --------
       Total current assets                                                        22,169             18,296
                                                                                 --------           --------

  Property, plant and equipment                                                    20,317             19,914
       Less - Accumulated depreciation                                              4,619              3,525
                                                                                 --------           --------
       Net property, plant and equipment                                           15,698             16,389
                                                                                 --------           --------

  Deferred financing fees                                                             808                836
  Capitalized software costs                                                        1,241                545
  Excess of cost over net assets acquired, net                                      7,935              8,325
  Other intangible assets, net                                                      2,111              2,456
                                                                                 --------           --------
       Total assets                                                              $ 49,962           $ 46,847
                                                                                 ========           ========

              Liabilities and Shareholders' Equity
              ------------------------------------
Current liabilities:
   Accounts payable and other accrued liabilities                                $  5,968           $  7,255
   Note payable to bank                                                             8,342              3,988
   Customer deposits                                                                  629                221
   Current portion of long-term debt                                                1,294                786
                                                                                 --------           --------
       Total current liabilities                                                   16,233             12,250
                                                                                 --------           --------

   Long-term debt - notes payable, net of discount                                 17,962             18,453
   Long-term debt - other                                                             190                397
   Deferred income taxes                                                            1,769              1,769
   Other non-current liabilities                                                      737                640

Shareholders' equity:
   Common stock (voting and non-voting)
     Par value $.10 per share; 18,000,000 shares authorized;
      2,994,930 and 2,990,930 shares issued and outstanding                           299                299
   Additional capital                                                              32,096             32,083
   Cumulative translation adjustment                                                  212                (15)
   Accumulated deficit                                                            (19,218)           (18,711)
   Unearned stock option compensation                                                (105)              (105)
   Treasury stock, at cost                                                           (213)              (213)
                                                                                 --------           --------
        Total shareholders' equity                                                 13,071             13,338
                                                                                 --------           --------
   Total liabilities and shareholders' equity                                    $ 49,962           $ 46,847
                                                                                 ========           ========

                   The accompanying notes are an integral part of these consolidated financial statements.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                       -----------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                      (In thousands, except per share data)
                      -------------------------------------

                                                           Three Months Ended                     Six Months Ended
                                                               January 31,                          January 31,
                                                         1999               1998               1999               1998
                                                         ----               ----               ----               ----

Net sales                                              $  9,824           $ 10,723           $ 20,674           $ 21,366
Cost of sales                                             7,422              6,388             14,095             12,896
                                                       --------           --------           --------           --------
Gross profit                                              2,402              4,335              6,579              8,470

Selling, general, and administrative expenses             1,549              1,569              3,379              2,941
Research and development expenses                           349                409                597                775
Depreciation and amortization                               918                874              1,820              1,765
                                                       --------           --------           --------           --------
                                                          2,816              2,852              5,796              5,481
                                                       --------           --------           --------           --------

Operating (loss) income                                    (414)             1,483                783              2,989

Other (expense) income:
   Interest expense                                        (819)              (676)            (1,667)            (1,389)
   Other income                                             366                186                377                194
                                                       --------           --------           --------           --------
                                                           (453)              (490)            (1,290)            (1,195)
                                                       --------           --------           --------           --------

(Loss) income before income taxes                          (867)               993               (507)             1,794

Provision for income taxes                                  (93)               354                 --                540
                                                       --------           --------           --------           --------

Net (loss) income                                      $   (774)          $    639           $   (507)          $  1,254
                                                       ========           ========           ========           ========

Net (loss) income per share:
    Basic                                              $   (.26)          $    .22           $   (.17)          $    .43
                                                       ========           ========           ========           ========
    Diluted                                            $   (.26)          $    .19           $   (.17)          $    .38
                                                       ========           ========           ========           ========

Weighted average shares:
    Basic                                                 2,993              2,919              2,992              2,917
    Diluted                                               2,993              3,273              2,992              3,259

                   The accompanying notes are an integral part of these consolidated financial statements.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                       -----------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (In thousands)
                                 --------------

                                                                     Six Months Ended
                                                                        January 31,
                                                                    1999           1998
                                                                    ----           ----
OPERATING ACTIVITIES:
   Net (loss) income                                              $  (507)          $ 1,254
   Adjustments to reconcile net (loss) income to net
     cash (used for) provided by operating activities:
     Depreciation and amortization                                  1,820             1,765
     Amortization of notes payable discount and deferred
       financing fees                                                  75               584
   Changes in assets and liabilities
       Receivables                                                 (3,256)              824
       Inventories                                                   (401)           (2,495)
       Other current assets                                          (118)              115
       Accounts payable and other accrued liabilities                (879)              260
       Capitalized software costs                                    (696)               --
   Other                                                              333              (169)
                                                                  -------           -------
Net cash (used for) provided by operating activities               (3,629)            2,138

INVESTING ACTIVITIES
    Purchase of fixed assets                                         (403)           (1,537)
    Increase in restricted cash                                        (4)               --
                                                                  -------           -------
Net cash used for investing activities                               (407)           (1,537)

FINANCING ACTIVITIES
    Net proceeds from line of credit                                4,354               576
    Net payment on long-term debt                                      --              (750)
    Net payment on other long-term debt                              (207)             (232)
    Payment of deferred financing fees                                (30)               --
    Proceeds from issuance of common stock                             13                77
                                                                  -------           -------
Net cash provided by (used for) financing activities                4,130              (329)
                                                                  -------           -------
Net increase in cash                                                   94               272
Cash at beginning of period                                           284                23
                                                                  -------           -------
Cash at end of period                                             $   378           $   295
                                                                  =======           =======

                   The accompanying notes are an integral part of these consolidated financial statements.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of January 31, 1999 and July 31, 1998, the results of its operations for the three-month and six-month periods ended January 31, 1999 and 1998, and its cash flows for the six-month periods ended January 31, 1999 and 1998. The results of operations for the three-month and six-month periods ended January 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1999. Certain prior period amounts have been reclassified to conform to current period presentation.


2.  Inventories consisted of the following:

                                                      January 31,       July 31,
                                                      -----------       --------
                                                         1999             1998
                                                         ----             ----

          Components and subassemblies               $ 6,201            $ 6,616
          Work in process                              3,380              2,262
          Finished goods                                 227                193
                                                     -------            -------
                                                       9,808              9,071
          Less: inventory valuation allowance           (795)              (459)
                                                     -------            -------
                                                     $ 9,013            $ 8,612
                                                     =======            =======


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


                                          Three Months Ended    Six Months Ended
                                              January 31,          January 31,
                                            1999     1998        1999      1998
                                            ----     ----        ----      ----
Net income (loss)                         $ (774)   $  639      $ (507)   $1,254
Foreign exchange translation adjustment      167      (110)        227        74
                                          ------    ------      ------    ------
Comprehensive income                      $ (607)   $  529      $ (280)   $1,328
                                          ======    ======      ======    ======


4. During the quarter ended January 31, 1999, the Company capitalized $323,000 of software development costs related to a product under development, bringing the total capitalized to $1,241,000.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Quarter and Six Months in Review

MMT reported a net loss of $774,000, $(.26) basic and diluted earnings per share on sales of $9.8 million for the quarter ended January 31, 1999, the second quarter of fiscal 1999. This compares with net income of $639,000, $0.22 basic and $.19 diluted earnings per share, on sales of $10.7 million in the same period of fiscal 1998. On a year-to-date basis, MMT reported a net loss of $507,000, $(.17) basic and diluted earnings per share on sales of $20.7 million, compared with net income of $1,254,000, $0.43 basic and $.38 diluted earnings per share, on sales of $21.4 million in the same period of fiscal 1998. The adverse results for the current quarter and year-to-date as compared to the prior year are primarily the result of the EpiPen autoinjector Class 1 product recall announced on May 8, 1998. The direct cost of the recall was provided for in previous periods, but the reimbursement of recall costs negatively impacts current product revenue. As outlined below, the Company's other areas of business are operating at favorable levels to prior periods.

Revenues of MMT's three areas of business and total gross profit for the three-month and six-month periods ended January 31, 1999 and 1998 are as follows:

                                     Three months ended       Six months ended
                                         January 31,             January 31,
           ($thousands)               1999        1998        1999        1998
                                      ----        ----        ----        ----

Drug Delivery Systems               $ 1,460     $ 6,310     $ 7,481     $11,396
Government Systems                    7,905       4,120      12,581       9,440
Cardiopulmonary Systems                 459         293         612         530
                                    -------     -------     -------     -------
Total Revenues                        9,824      10,723      20,674      21,366
                                    =======     =======     =======     =======
Gross Profit                        $ 2,401     $ 4,335     $ 6,579     $ 8,470
                                    =======     =======     =======     =======
Gross Profit %                         24.4%       40.4%       31.8%       39.6%

Drug Delivery Systems business revenue in the fiscal second quarter ended January 31, 1999 was $1.5 million, $4.8 million lower than in the comparable prior year period. The 77% decrease in revenue resulted from lower sales of EpiPens. Reduced sales are heavily influenced by the continued supply of free EpiPens to replace products returned and to reimburse for cash costs incurred by the distributor as a result of the May 8, 1998 product recall. The second quarter has historically been a lower demand quarter for EpiPen. Sales of EpiPen were unusually high for the quarters ended January 31, 1998 and October 31, 1998. These results each contributed toward the unfavorable EpiPen results for the quarter ended January 31, 1999 compared to the same quarter of the prior year. Year-to-date revenues were $7.5 million for the six months ended January 31, 1999, compared to $11.4 million for the same period in the prior year. The Company has supplied $2.1 million and $5.4 million of free EpiPens during the three and six months ended January 31, 1999, respectively, and expects to satisfy substantially all recall obligations during the fiscal third quarter of 1999. Management assesses the adequacy of the reserve on a quarterly basis and has determined it to be sufficient at January 31, 1999. The growth rate for the EpiPen product is expected to return to historical rates, following the impact of the recall.

Year to date activities of the Drug Delivery Systems business included a continuation of the FDA approval process for generic drugs under the alliance with Mylan Laboratories with revenues anticipated to start during fiscal 1999. The ANDA for Acyclovir was received on February 25, 1999, and the Company expects ANDA's for Diltiazem and Butorphanol during this fiscal year. The Company continued its program to strengthen its quality processes with the assistance of consulting firms specializing in biotechnology and medical device manufacturing. The work of outside consulting firms was substantially completed as of January 31, 1999.

Government Systems revenues were $7.9 million in the second quarter of fiscal 1999 compared to $4.1 million in the prior year comparable period. The 92% increase in revenues resulted primarily from higher sales to the USDoD, reflecting procurements for military readiness. Additionally, civil defense revenues of $588,000 were

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q


achieved in the current quarter compared to no revenues in last year's fiscal second quarter. Year-to-date Government Systems revenues were $12.6 million, compared to $9.4 million in the prior year. The Company expects to finalize a contract with a foreign government prior to the end of the fiscal year, which could produce significant product orders in fiscal 1999 and 2000.

The Company continued contract negotiations with the USDoD for renewal of its Base Maintenance contract. Similar to the last renewal in 1995, the contract was extended for six months to allow continuation of procurements while the three-year renewal contract is being finalized. Progress continued toward implementation of the MA (multi-chambered auto-injector) project, which will provide for production of a two-chambered auto-injector. Construction of clean room facilities for this project is scheduled to start in the fiscal third quarter. Inquiries and orders continued to build momentum in the civil defense area, with orders received from various municipalities for fiscal 1999 shipments.

Cardiopulmonary Systems revenues were $459,000 in the current year fiscal second quarter compared to $293,000 in the prior year. The higher revenues reflected the introduction of a new ECG monitor called the CardioPocket, which has received 510(k) approval from the US FDA, and sales have begun in Israel. On a year-to-date basis, revenues of $612,000 for the first six months of fiscal 1999 compare to $530,000 for fiscal 1998. This increase is primarily the result of CardioPocket sales in the second quarter.

Progress continues on the PRIME ECG advanced electrocardiac mapping system, and on January 7, 1999, the Company received CE Mark approval from health authorities in Europe for marketing the system. The PRIME ECG system has been studied in more than 3,000 patients in Europe, and U.S. clinical trials are expected to begin in the coming months. The Company plans to submit an application to the U.S. FDA in calendar 1999 for approval to market the product in the United States. The Company is continuing active discussions with potential marketing partners for the United States, Europe and worldwide.

Gross profits were $2.4 million or 24.4% of revenues during the second quarter of 1999, compared to $4.3 million or 40.4% for the same period of the prior year. On a year-to-date basis, gross profit of $6.6 million or 31.8% of revenues in 1999 compares to $8.5 million or 39.6% in 1998. The reason for the lower gross profits for the quarter and year-to-date is lower EpiPen sales as previously explained. While revenues were lower by only $899,000 and $692,000 for the three and six months ended January 31, 1999, respectively, the change in product mix and the related variable margins negatively impacted the coverage of fixed costs. The Company expects the gross profit percentage to return to historical levels, following the impact of the recall.

Operating costs were $2.8 million in the fiscal 1999 second quarter, which is consistent with the $2.9 million incurred in the second quarter of last year. For the first six months of the fiscal year, operating costs were $5.8 million compared to $5.5 million last year. Selling, general and administrative expenses (SG&A) were $438,000 higher primarily due to consulting expenses associated with the quality systems review. Partially offsetting the higher SG&A costs were lower R&D costs. During the first six months of fiscal 1999, the Company capitalized PRIME software development costs amounting to $696,000, since technological feasibility was established in December 1997.

Interest expense was $819,000 in the second quarter of fiscal 1999, and $1.7 million year-to-date. This compares to $676,000 in the second quarter of fiscal 1998, and $1.4 million year-to-date. The increased cost for both the quarter and year-to-date reflects higher long-term debt and increased borrowings on the working capital line of credit to finance increased levels of receivables and inventory.

The provision for income taxes in the second quarter of fiscal 1999 was $(93,000), which offsets the provision recorded in the first quarter. No tax benefit has been provided on fiscal 1999 year-to-date because of the Company's net operating loss carryforward position.

The Company implemented steps in January 1999 which are expected to reduce overhead, product and administrative costs in the future by an estimated $2 million annually.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q


Liquidity and Capital Resources

Total cash as of January 31, 1999 was $378,000, an increase of $94,000 from the prior year ended July 31, 1998. The Company used $3.6 million of cash for operations in the first six months of fiscal 1999 attributable mostly to the higher accounts receivable as a result of higher USDoD shipments in the last month of the quarter. Also included in the use of cash is the building of inventory to continue to replace returned EpiPens, and to fill USDoD orders, both currently and during the construction of clean room facilities. Inventories decreased $1.3 million during the second quarter. Investing activities in the six months of fiscal 1999 used $407,000 of cash for capital additions. Financing activities generated $4.1 million, primarily from borrowings on the asset based working capital line of credit from ING CAPITAL. During the first quarter, the Company increased its asset based working capital line of credit maximum availability to $8.5 million from $6.5 million. In connection with the increased working capital line of credit with ING CAPITAL, capital expenditures in fiscal 1999 have been limited to $3.0 million. Availability under the working lines of credit was $458,000 at January 31, 1999, which is expected to increase due to the collection of receivables subsequent to quarter-end. The Company obtained a waiver of certain debt covenants from ING due to the continued impact of the EpiPen recall on revenues, and the Company is in compliance with all debt, as amended, covenants at January 31, 1999. Also due to the impact of the recall, the Company recognizes that short-term liquidity needs may arise, and is in current discussions for additional sources of financing, if needed.

Working capital at January 31, 1999 was $7.2 million, up from $6.6 million at July 31, 1998. The increase was primarily attributable to higher receivables ($3.3 million) and higher inventories ($1.1 million), offset by higher current liabilities ($4.1 million) mostly from increased borrowings on the credit lines. At January 31, 1999, accounts receivable were $10.0 million, representing 87 days-sales-outstanding, and inventories were $10.3 million representing a turn-over rate of 2.7 times per year. The accounts receivable increase was due primarily to the large volume of USDoD shipments in the last month of the quarter. The increase in inventory is in preparation for delivery of Government Systems orders during clean room construction for the MA project at the Company's St. Louis manufacturing site. Construction of the new clean room facilities is being funded by the USDoD and will not affect the capital expenditure limits mentioned above.

Year 2000

The Company is continuing to pursue its program to address the Year 2000 (Y2K) issue as outlined in its Form 10-K for the year ended July 31, 1998. As of the date of this filing, all of the Company's systems have a completed plan and are Y2K compliant, with the exception of Component vendors and Programmable Logic Controllers (PLC's). Component vendors have submitted formal documentation to the Company concerning their Y2K readiness and a response/risk assessment is being performed to evaluate vendor readiness. PLC's used with machinery that produces product were inventoried and assessed in December 1998. Upgrades to attain Y2K compliance are now scheduled from January 1999 to September 1999.

The remaining systems with completed plans and which are Y2K compliant are currently undergoing a validation process, which is expected to be completed by April 30, 1999.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q


PART II - OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on January 7, 1999 (the "Annual Meeting"). A total of 2,666,979 shares of common stock were voted at the Annual Meeting in person or by proxy. The stockholders voted to reelect Bruce M. Dresner as a director with 2,646,069 votes cast for the nominee and 20,910 withheld. The stockholders voted to reelect David L. Lougee as a director with 2,641,497 votes cast for the nominee and 25,482 withheld. Finally, the stockholders voted to ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors of the Company for the fiscal year with 2,662,377 votes cast for ratification, 3,010 votes against or withheld, and 1,592 abstentions or broker-nonvotes.

ITEM 5. Other Information

On March 8, 1999, the Company announced that Dennis P. O'Brien was named Vice President, Finance and Chief Financial Officer, replacing G. Troy Braswell, who is retiring.

ITEM 6. Exhibits and Reports on Form 8-K:

(a) Exhibits

    Exhibit 27        Financial Data Schedule


(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the three months ended January 31, 1999.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q


                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                                 Registrant


           March 17, 1999                    By: /S/ James H. Miller
           --------------                    -------------------------------
                Date                             James H. Miller
                                                 President and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


           March 17, 1999                    By: /S/ Dennis P. O'Brien
           --------------                    -------------------------------
                Date                             Dennis P. O'Brien
                                                 Vice President-Finance
                                                 and Chief Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)