Form 10-Q
period 1999-04-30
MERIDIAN MEDICAL TECHNOLOGIES INC
filed 1999-06-14
CIK 95676

================================================================================

                                  United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the transition period from: ________________ to _______________

                         Commission file number: 0-5958

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)



           Delaware                                               52-0898764
 ------------------------------                              ------------------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)


10240 Old Columbia Road, Columbia, Maryland                          21046
-------------------------------------------                  ------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:               410-309-6830
                                                               ---------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

   YES [X]        NO [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



       Class                                                  Outstanding as of June 14, 1999
--------------------------------------------                  -------------------------------
Common Stock, $.10 par value                                           2,994,930 Shares



================================================================================



                                                                                                               Page No.
                                                                                                               --------

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.   Consolidated Financial Statements (Unaudited except July 31, 1998 balance sheet)

              Consolidated Balance Sheets as of
                 April 30, 1999 and July 31, 1998................................................................. 4

              Consolidated Statements of Operations for
                 the Three and Nine Months Ended April 30, 1999 and 1998 ......................................... 5

              Consolidated Statements of Cash Flows for
                 the Nine Months Ended April 30, 1999 and 1998 ................................................... 6

              Notes to Consolidated Financial Statements.......................................................... 7


ITEM 2.       Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................................. 8


PART II. OTHER INFORMATION
--------------------------

ITEM 6.   Exhibits and Reports on Form 8-K........................................................................ 11

SIGNATURES........................................................................................................ 12


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

Certain statements in this Quarterly Report on Form 10-Q are forward-looking and are identified by the use of forward-looking words or phrases such as "will be positioned", "expects", is or are "expected", "anticipates", and "anticipated". These forward-looking statements are based on the Company's current expectations. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. In addition to the factors discussed generally herein, among the factors that could cause results to differ materially from current expectations are: (i) the general economic and competitive conditions in markets and countries where the Company and its subsidiaries offer products and services; (ii) changes in capital availability or costs; (iii) fluctuations in demand for certain of the Company's products, including changes in government procurement policy; (iv) technological challenges associated with the development and manufacture of current and anticipated products; (v) commercial acceptance of auto-injectors and competitive pressure from traditional and new drug delivery methods; (vi) the Company's continuing ability to obtain modifications or waivers with respect to certain financial covenants in its debt agreements; (vii) delays, costs and uncertainties associated with government approvals required to market new drugs and medical devices; (viii) costs of the Company's EpiPen voluntary recall and/or EpiEZPen voluntary product exchange associated with differences from management's estimate of the number of returned units, total costs or adverse impact on future sales; (ix) success and timing of cost reduction programs; (x) adequacy of product liability insurance; (xi) factors related to PRIME ECG including successful product completion, degree of market acceptance and ability to obtain strategic alliances; (xii) changes in the Medicare and private medical insurance reimbursement and payment policies applicable to existing products and products under development; (xiii) ability of competitors to design around the Company's patent protection; and (xiv) factors relating to Year 2000 issues.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q


PART I. FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                       -----------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                        (In thousands, except share data)
                        ---------------------------------


                                                                         April 30,       July 31,
                              Assets                                       1999            1998
                              ------                                  --------------  -------------

Current assets:
  Cash and cash equivalents                                            $      113      $      284
  Restricted cash                                                             277             271
  Receivables, less allowances of $356 and $325, respectively               9,144           6,787
  Inventories                                                               6,998           8,612
  Deferred income taxes                                                     1,661           1,661
  Other current assets                                                        803             681
                                                                       ----------      ----------
       Total current assets                                                18,996          18,296
                                                                       ----------      ----------

  Property, plant and equipment                                            20,948          19,914
       Less - Accumulated depreciation                                      5,081           3,525
                                                                       ----------      ----------
       Net property, plant and equipment                                   15,867          16,389
                                                                       ----------      ----------

  Deferred financing fees                                                     782             836
  Capitalized software costs                                                1,503             545
  Excess of cost over net assets acquired, net                              7,669           8,325
  Other intangible assets, net                                              2,009           2,456
                                                                       ----------      ----------
       Total assets                                                    $   46,826      $   46,847
                                                                       ==========      ==========

              Liabilities and Shareholders' Equity
              ------------------------------------
Current liabilities:
   Accounts payable and other accrued liabilities                      $    5,065      $    7,255
   Note payable to bank - line of credit                                    7,515           3,988
   Customer deposits                                                          554             221
   Current portion of long-term debt                                        1,533             786
                                                                       ----------      ----------
       Total current liabilities                                           14,667          12,250
                                                                       ----------      ----------

   Long-term debt - notes payable, net of discount                         17,772          18,453
   Long-term debt - other                                                      81             397
   Deferred income taxes                                                    1,769           1,769
   Other non-current liabilities                                              782             640

Shareholders' equity:
   Common stock (voting and non-voting)
     Par value $.10 per share; 18,000,000 shares authorized;
      2,994,930 and 2,990,930 shares issued and outstanding                   299             299
   Additional capital                                                      32,116          32,083
   Cumulative translation adjustment                                          210             (15)
   Accumulated deficit                                                    (20,552)        (18,711)
   Unearned stock option compensation                                        (105)           (105)
   Treasury stock, at cost                                                   (213)           (213)
                                                                       ----------      ----------
        Total shareholders' equity                                         11,755          13,338
                                                                       ----------      ----------
   Total liabilities and shareholders' equity                          $   46,826      $   46,847
                                                                       ==========      ==========

 The accompanying notes are an integral part of these consolidated financial statements.


                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q


                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                      ------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                      (In thousands, except per share data)
                      -------------------------------------




                                                           Three Months Ended               Nine Months Ended
                                                                April 30,                       April 30,
                                                           1999            1998           1999            1998
                                                           ----            ----           ----            ----


Net sales                                              $   9,620       $  13,430       $ 30,294       $  34,796
Cost of sales                                              7,937           8,324         22,032          21,220
                                                      ----------       ---------   ------------   -------------
Gross profit                                               1,683           5,106          8,262          13,576

Selling, general, and administrative expenses              1,214           1,735          4,593           4,676
Research and development expenses                            278             491            875           1,266
Depreciation and amortization                                817             870          2,637           2,635
Product recall                                               ---           2,244            ---           2,244
                                                      ----------       ---------      ---------   -------------
                                                           2,309           5,340          8,105          10,821
                                                      ----------       ---------      ---------   -------------

Operating (loss) income                                     (626)           (234)           157           2,755

Other (expense) income:
   Interest expense                                         (812)           (694)        (2,479)         (2,083)
   Other income (expense)                                    107             (13)           483             181
                                                      ----------      ----------      ---------   -------------
                                                            (705)           (707)        (1,996)         (1,902)
                                                      ----------      ----------     ----------  --------------

Loss before income taxes                                  (1,331)           (941)        (1,839)            853
Provision for income taxes                                   ---            (223)           ---             317
                                                      ----------      ----------      ---------   -------------

(Loss) income before extraordinary loss                   (1,331)           (718)        (1,839)            536

Extraordinary loss due to extinguishment of
debt, net of income taxes of $317                            ---             494            ---             494
                                                      ----------       ---------      ---------     -----------

Net (loss) income                                     $   (1,331)     $   (1,212)    $   (1,839)    $        42
                                                      ==========      ==========     ==========     ===========

Earnings per common share:
    (Loss) income before extraordinary item                 (.44)           (.24)          (.61)            .18
    Extraordinary charge                                     ---            (.17)           ---            (.17)
                                                      ----------     -----------     ----------    ------------
    Net (loss) income per common share               $      (.44)    $      (.41)    $     (.61)    $       .01
                                                     ===========     ===========     ==========     ===========

Earnings per common share assuming dilution:
    (Loss) income before extraordinary item                 (.44)           (.24)          (.61)            .16
    Extraordinary charge                                     ---            (.17)           ---            (.15)
                                                      ----------     -----------     ----------     -----------
    Net (loss) income per common share assuming
     dilution                                        $      (.44)    $      (.41)   $      (.61)     $      .01
                                                     ===========     ===========    ===========      ==========

Weighted average shares:
    Basic                                                  2,995           2,973          2,993           2,966
    Diluted                                                2,995           2,973          2,993           3,221

 The accompanying notes are an integral part of these consolidated financial statements.


                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q


                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                      -------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                 (In thousands)
                                 --------------



                                                                     Nine Months Ended
                                                                         April 30,
                                                                   1999            1998
                                                                   ----            ----

OPERATING ACTIVITIES:
   Net (loss) income                                         $   (1,839)    $        42
   Adjustments to reconcile net (loss) income to net
     cash (used for) provided by operating activities:
     Depreciation and amortization                                2,637           2,635
     Amortization of notes payable discount and deferred
       financing fees                                               164             932
     Loss on fixed asset disposal                                   ---              22
     Extraordinary loss due to extinguishment of debt               ---             811
   Changes in assets and liabilities
       Receivables                                               (2,357)           (978)
       Inventories                                                1,614          (2,393)
       Other current assets                                        (122)           (500)
       Accounts payable and other accrued liabilities            (1,715)          1,806
   Other                                                            245             (72)
                                                           ------------   --------------
Net cash (used for) provided by operating activities             (1,373)          2,305

INVESTING ACTIVITIES
    Purchase of fixed assets                                     (1,034)         (2,165)
    Capitalized software costs                                     (958)            ---
    Increase in restricted cash                                      (6)            ---
                                                           -------------  -------------
Net cash used for investing activities                           (1,998)         (2,165)

FINANCING ACTIVITIES
    Net proceeds from line of credit                              3,527          (2,056)
    Proceeds from refinanced notes payable long term                ---          14,070
    Payment on notes payable long-term                              ---         (11,973)
    Net payment on other long-term debt                            (330)           (324)
    Proceeds from issuance of warrants                              ---             930
    Payment of deferred financing fees                              (30)           (729)
    Proceeds from issuance of common stock                           33             198
                                                           ------------   -------------
Net cash provided by financing activities                         3,200             116
                                                           ------------   -------------
Net (decrease) increase in cash                                    (171)            256
Cash at beginning of period                                         284              23
                                                           ------------   -------------
Cash at end of period                                        $      113     $       279
                                                             ==========     ===========

 The accompanying notes are an integral part of these consolidated financial statements.



                                       6

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of April 30, 1999 and July 31, 1998, the results of its operations for the three-month and nine-month periods ended April 30, 1999 and 1998, and its cash flows for the nine-month periods ended April 30, 1999 and 1998. The results of operations for the three-month and nine-month periods ended April 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 1999. Certain prior period amounts have been reclassified to conform to current period presentation.


2. Inventories consisted of the following:

                                                         April 30,                July 31,
                                                        ---------                --------
                                                          1999                     1998


   Components and subassemblies                       $      5,347            $      6,616
   Work in process                                           2,162                   2,262
   Finished goods                                              256                     193
                                                      ------------            ------------
                                                             7,765                   9,071
   Less: inventory valuation allowance                        (767)                   (459)
                                                      ------------            ------------
                                                      $      6,998            $      8,612
                                                      ============            ============


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



                                                           Three Months Ended              Nine Months Ended
                                                                April 30,                      April 30,
                                                           1999            1998           1999            1998
                                                           ----            ----           ----            ----



Net income (loss)                                     $  (1,331)      $  (1,212)      $ (1,839)      $      42
Foreign exchange translation adjustment                      (2)             31            225             105
                                                      ----------      ----------      ---------      ---------
Comprehensive income                                  $  (1,333)      $  (1,181)      $ (1,614)      $     147
                                                      ==========      ==========      =========      =========



4. During the quarter ended April 30, 1999, the Company capitalized $262,000 of software development costs related to a product under development, bringing the total capitalized to $1,503,000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Quarter and Nine Months in Review

MMT reported a net loss of $1,331,000, $(0.44) basic and diluted earnings per share on sales of $9.6 million for the quarter ended April 30, 1999, the third quarter of fiscal 1999. This compares with a net loss of $1,212,000, $(0.41) basic and diluted earnings per share, on sales of $13.4 million in the same period of fiscal 1998, which included a $2.2 million recall expense and an extraordinary loss due to debt extinguishment of $494,000. On a year-to-date basis, MMT reported a net loss of $1,839,000, $(.61) basic and diluted earnings per share on sales of $30.3 million, compared with net income of $42,000, $0.01 basic and diluted earnings per share, on sales of $34.8 million in the same period of fiscal 1998. The results for the current quarter and year-to-date as compared to the prior year reflect the impact of the indirect costs and diminished sales resulting from the shipment of free EpiPen units associated with the Class I product recall announced on May 8, 1998. While unfavorable, the Company estimates that, excluding the effects of the EpiPen recall, fiscal 1999 year-to-date revenues would have been comparable to the same period of fiscal 1998, and that the Company would have been profitable. As outlined below, the Company's other areas of business are operating at favorable levels on a year-to-date basis to the same period in 1998.

Revenues of MMT's three areas of business and total gross profit for the three-month and nine-month periods ended April 30, 1999 and 1998 are as follows:




                                           Three months ended April 30,                Nine months ended April 30,
           ($thousands)                     1999                  1998                  1999                  1998
                                            ----                  ----                  ----                  ----



Drug Delivery Systems               $           2,249     $           4,493     $           9,730     $          15,869
Government Systems                              6,736                 8,623                19,317                18,083
Cardiopulmonary Systems                           635                   314                 1,247                   844
                                    -----------------     -----------------     -----------------     -----------------
Total Revenues                                  9,620                13,430                30,294                34,796
                                    =================     =================     =================     =================
Gross Profit                        $           1,683     $           5,106     $           8,262     $          13,576
                                    =================     =================     =================     =================

Gross Profit %                                   17.5%                 38.0%                 27.3%                 39.0%




Drug Delivery Systems business revenue in the fiscal third quarter ended April 30, 1999 was $2.2 million, $2.2 million lower than in the comparable prior year period. The 50% decrease in revenue resulted from lower sales of EpiPens. Reduced sales are heavily influenced by the continued supply of free EpiPens to replace products returned and to reimburse for cash costs incurred by the distributor as a result of the May 8, 1998 product recall. Year-to-date revenues were $9.7 million for the nine months ended April 30, 1999, compared to $15.9 million for the same period in the prior year. The Company has supplied $1.9 million and $7.3 million of free EpiPens during the three and nine months ended April 30, 1999, respectively, and has determined that the obligations relating to the recall have been substantially satisfied as of April 30, 1999. The sales of EpiPen are expected to return to pre-recall levels in the fourth quarter of fiscal 1999.

Year to date activities of the Drug Delivery Systems business included a continuation of the FDA approval process for generic drugs under the alliance with Mylan Laboratories with revenues anticipated to start during fiscal 1999. The ANDA's for Acyclovir and Diltiazem were received in February and May, 1999, respectively, and the Company expects the ANDA for Butorphanol in the future. During the quarter, the Company received approval from the U.S. Food and Drug Administration (FDA) for diltiazem HCl injection, a generic injectable drug for the treatment of heart disease. The new product is part of a line of generic injectable drugs to be developed and manufactured by the Company and marketed by Bertek Pharmaceuticals, a subsidiary of Mylan Laboratories, a major pharmaceutical company.

Government Systems revenues were $6.7 million in the third quarter of fiscal 1999 compared to $8.6 million in the prior year comparable period. Year-to-date Government Systems revenues were $19.3 million, compared to

$18.1 million in the prior year. The quarterly decrease in revenues resulted primarily from the timing of sales to the USDoD, reflecting procurements for military readiness. Fiscal 1999 second quarter sales were 92% higher than fiscal 1998 second quarter, which caused a timing difference between the second and third quarters. Civil defense revenues of $98,000 were achieved in the current quarter compared to no revenues in last year's fiscal third quarter.

The Company continued contract negotiations with the USDoD for renewal of its Base Maintenance contract. Similar to the last renewal in 1995, the contract was extended to allow continuation of procurements while the three-year renewal contract is being finalized. Progress continued toward implementation of the MA (multi-chambered auto-injector) project, which will provide for production of a two-chambered auto-injector. Construction of clean room facilities for this project has started in the fiscal third quarter. Inquiries and orders continued to build momentum in the civil defense area, with orders received from various municipalities for fiscal 1999 shipments.

During the quarter, the Company was given licensing approval by the Medicines Control Agency for the Company's United Kingdom subsidiary to supply the U.K. Ministry of Defense with a morphine auto-injector for use by military and emergency medical personnel in the immediate management of pain. In addition to the United Kingdom, the Company plans to use the approval to seek licensing under the European Mutual Recognition Procedures to supply the new product to allied armed forces throughout the continent.

Cardiopulmonary Systems revenues were $635,000 in the current year fiscal third quarter compared to $314,000 in the prior year. The higher revenues reflected the introduction of a new ECG monitor called the CardioPocket, which has received 510(k) approval from the US FDA, and sales have begun in Israel, as well as increased sales of the CardioBeeper. On a year-to-date basis, revenues of $1,247,000 for the first nine months of fiscal 1999 were 48% higher than the revenues of $844,0000 for the same period of fiscal 1998. This increase is primarily the result of CardioPocket sales in the second and third quarters.

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

The Company initiated a renovation and upgrade of its clean room manufacturing facility during the quarter in preparation for the manufacturing and launch of the new multi-chambered auto-injector. This planned activity resulted in the temporary closure of its sterile filling facility and resulted in unabsorbed plant overheads being charged in the quarterly cost of sales. This burden, in addition to the previously mentioned impact of shipping free EpiPens, decreased gross margins to $1.7 million or 17.5% of revenues during the third quarter of 1999, compared to $5.1 million or 38.0% for the same period of the prior year. On a year-to-date basis, gross profit of $8.3 million or 27.3% of revenues in 1999 compares to $13.6 million or 39.0% in 1998. The Company expects the gross profit percentage to return to pre-recall levels during the fourth quarter of the current fiscal year.

Operating costs were $2.3 million in the fiscal 1999 third quarter, as compared to $3.1 million for the same period last year, excluding the $2.2 million recall in the third quarter of 1998. For the first nine months of the fiscal year, operating costs were $8.1 million compared to $8.6 million last year, excluding the recall. Selling, general and administrative expenses (SG&A) were $521,000 lower for the quarter due, in part, to cost cutting measures implemented in the second quarter of fiscal 1999. On a year to date basis, lower third quarter costs were offset by first and second quarter consulting expenses associated with the quality systems review. During the first nine months of fiscal 1999, the Company capitalized PRIME software development costs amounting to $958,000, since technological feasibility was established in December 1997.

Interest expense was $812,000 in the second quarter of fiscal 1999, and $2.5 million year-to-date. This compares to $694,000 in the third quarter of fiscal 1998, and $2.1 million year-to-date. The increased cost for both the quarter and year-to-date reflects higher long-term debt and increased borrowings on the working capital line of credit.

Other income was $107,000 for the quarter ended April 30, 1999, compared to other expense of $13,000 for the same period prior year. Year to date other income was $483,000 for fiscal 1999 and $181,000 for 1998. The increase for the quarter and year to date was primarily the result of a grant received by the Industrial Development Board of Northern Ireland, which totaled $86,000 for the third quarter and $309,000 year to date.

No tax benefit has been provided on fiscal 1999 year-to-date because of the Company's net operating loss carryforward position.

Liquidity and Capital Resources

Total cash as of April 30, 1999 was $113,000, a decrease of $171,000 from the prior year ended July 31, 1998. The Company used $1.4 million of cash for operations in the first nine months of fiscal 1999 attributable to temporarily higher accounts receivable, which included sales made just prior to the end of the quarter. This use of cash was partially offset by a further reduction of inventory which the Company has focused on during the current fiscal year without impacting deliveries. Investing activities in the nine months of fiscal 1999 used $2.0 million of cash for capital additions and capitalized software costs. Financing activities generated $3.2 million, primarily from borrowings on the asset based working capital line of credit from ING CAPITAL. During the first quarter, the Company increased its asset based working capital line of credit maximum availability to $8.5 million from $6.5 million. In connection with the increased working capital line of credit with ING CAPITAL, capital expenditures in fiscal 1999 have been limited to $3.0 million. Availability under the working lines of credit was $1.3 million at April 30, 1999, which is expected to increase due to the collection of receivables subsequent to quarter-end. The Company is currently in the process of obtaining waivers of certain debt covenants from its lenders due to the continued impact of the EpiPen recall on revenues. As certain debt covenants are measured on a rolling twelve-month basis, the Company expects to require waivers of those covenants in future periods based on the current agreements.

Working capital at April 30, 1999 was $4.3 million, down from $6.0 million at July 31, 1998. The decrease was primarily attributable to higher receivables ($2.4 million), offset by lower inventories ($1.6 million) higher current liabilities ($4.1 million) mostly from increased borrowings on the credit lines.

Year 2000

The Company is continuing to pursue its program to address the Year 2000(Y2K) issue as outlined in its Form 10-K for the year ended July 31, 1998. As of the date of this filing, all of the Company's systems have a completed plan and are Y2K compliant, with the exception of Component vendors and Programmable Logic Controllers (PLCs). Component vendors have submitted formal documentation to the Company concerning their Y2K readiness and a response/risk assessment is being performed to evaluate vendor readiness. The risk assessment will be completed in July 1999 and FY-2000 inventory/WIP recommendations will be made to management, based on the sales forecast. PLC upgrades to attain Y2K compliance are now in progress and are scheduled to be completed by September 1999.

Systems with completed plans and which are Y2K compliant have successfully completed their internal Y2K validation process.

PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K:

(a)      Exhibits

         Exhibit 27   Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended April 30, 1999.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q for the quarterly period ending April 30, 1999 to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                                   Registrant


     June 14, 1999                        By:      /S/James H. Miller
            Date                                   -------------------
                                                   James H. Miller
                                                   President and
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)


     June 14, 1999                        By:      /S/Dennis P. O'Brien
            Date                                   ----------------------
                                                   Dennis P. O'Brien
                                                   Vice President-Finance
                                                   and Chief Financial Officer
                                                   (Principal Financial and
                                                    Accounting Officer)