Form 10-K
period 1999-07-31
MERIDIAN MEDICAL TECHNOLOGIES INC
filed 1999-11-01
CIK 95676

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

                     For the fiscal year ended July 31, 1999
                                               -------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________.
                          Commission File Number 0-5958
                                                 ------

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                         52-0898764
---------------------------------              ---------------------------------
(State or other jurisdiction                   (IRS Employer Identification No.)
of incorporation or organization)

10240 Old Columbia Road, Columbia, Maryland                      21046
-------------------------------------------                    ----------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K any amendment to this Form 10-K. [X]

         As of October 27, 1999, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the average of the high and low sales prices of such stock reported by the National Association of Securities Dealers, Inc. on such date, was approximately $14.2 million.

         There were 2,994,930 shares of Registrant's common stock outstanding as of September 30, 1999

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Meridian Medical Technologies, Inc. definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended July 31, 1999 are incorporated by reference into Part III of this Form 10-K.

================================================================================

TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I

Item 1.           BUSINESS

                  General                                                     4

                  Products and Services                                       5

                           Injectable Drug Delivery System                    5

                           Government Systems                                 7

                           Cardiopulmonary Systems                            9

                  Sources and Availability of Raw Materials                   10

                  Competition                                                 11

                  Backlog and Renegotiation                                   11

                  Research and Development                                    12

                  Patents, Trademarks, and Licenses                           12

                  Product Liability Insurance                                 13

                  Cost Reduction Program                                      13

                  Government Regulation                                       13

                  Employees                                                   14

Item 2.           PROPERTIES                                                  15

Item 3.           LEGAL PROCEEDINGS                                           15

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                            16

                  EXECUTIVE OFFICERS OF THE REGISTRANT
                  (Unnumbered Item)                                           16

                                     PART II

Item 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK
                  AND RELATED STOCKHOLDER MATTERS                             17

Item 6.           SELECTED FINANCIAL DATA                                     18

Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS               19

TABLE OF CONTENTS

                                                                            Page
                                                                            ----

Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                           26

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 27

Item 9.           CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                        47

                                    PART III
Items 10. Through 13.

         (Incorporated by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended July 31, 1999, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of that fiscal year)

                                     PART IV

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
                  REPORTS ON FORM 8-K                                         47

Signatures                                                                    53

Exhibit Index                                                                 54

                           FORWARD LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K are forward-looking and are identified by the use of forward-looking words or phrases such as "will be positioned", "expects", is or are "expected", "anticipates", and "anticipated". These forward-looking statements are based on the Company's current expectations. Because forward-looking statements involve risks and uncertainties, the Company's actual results could differ materially. In addition to the factors discussed under "Business--Competition", "Business--Product Liability Insurance" and "Business--Government Regulation", among the factors that could cause results to differ materially from current expectations are: (i) the general economic and competitive conditions in markets and countries where the Company and its subsidiaries offer products and services; (ii) changes in capital availability or costs; (iii) fluctuations in demand for certain of the Company's products, including changes in government procurement policy; (iv) technological challenges associated with the development and manufacture of current and anticipated products; (v) commercial acceptance of auto-injectors and competitive pressure from traditional and new drug delivery methods; (vi) delays, costs and uncertainties associated with government approvals required to market new drugs and medical devices; (vii) availability of raw materials in adequate quantities at reasonable prices and sufficient quality; (viii) costs of the Company's EpiPen voluntary recall and/or EpiEZPen voluntary product exchange associated with differences from management's estimate of the number of returned units, total costs or adverse impact on future sales; (ix) success and timing of cost reduction programs; (x) adequacy of product liability insurance; (xi) factors related to PRIME ECG including successful product completion, degree of market acceptance and ability to obtain strategic alliances; (xii) expiration of patents and the ability of competitors to design around the Company's patent protection; and (xiii) factors relating to Year 2000 issues.

                                     PART I
                                     ------

ITEM 1.  BUSINESS

                                     GENERAL
                                     -------

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

The Merger brought together two companies with a long-standing historical relationship that had complimentary business synergies and marketing strategies. Both companies were focused on the rapidly growing home healthcare and emergency healthcare markets.

STI was a publicly traded company that primarily sold auto-injectors to commercial and military markets. Brunswick was primarily a privately held research and development company with core technologies focused on enhancing the diagnosis of cardiac ischemia and arrhythmias, and was engaged principally in the development of the PRIME ECG(TM) electrocardiac mapping system.

MMT, through STI, pioneered the development of auto-injectors for the self-administration of injectable drugs. An auto-injector is a prefilled, pen-like device that allows a patient to automatically inject a precise drug dosage quickly, safely, and reliably. Meridian manufactures a spring-loaded, needle applied auto-injector and has North American marketing rights to a needleless auto-injector device using compressed gas. These auto-injectors are a convenient, disposable, one-time use device designed to improve the medical and economic value of many drug therapies. The product is well-suited for the administration of certain drugs and is currently marketed with epinephrine for the treatment of allergic reactions, lidocaine for the treatment of cardiac arrhythmias, morphine for the treatment of pain, and antidotes and diazepam for the treatment of chemical exposures in battlefield conditions. MMT also supplies customized drug delivery system design, pharmaceutical research and development and FDA current Good Manufacturing Practice (cGMP)-approved sterile product manufacturing to pharmaceutical and biotechnology companies.

The Company has three primary areas of business: Injectable Drug Delivery Systems, Government Systems and Cardiopulmonary Systems. The Injectable Drug Delivery and Government businesses both utilize the Company's auto-injector technology, while the Cardiopulmonary business utilizes the Company's electrocardiology and telemedicine technologies. The Company expects, over the coming years, to realize significant revenue growth from new commercial applications of its auto-injector products. Additionally, revenue growth is anticipated from alliances that introduce new products for auto-injectors and other drug delivery devices. Current new therapies under development or in negotiations for delivery in auto-injectors include migraine, growth hormone and seizure. Management believes that the PRIME ECG(TM) electrocardiac mapping system has the potential to become the standard ECG system of the future and to generate significant revenues and profits for the Company. Meridian also anticipates a continued increase in revenue from its telemedicine products. Government auto-injector revenues are also expected to increase through international market expansion, new product development and expanding civil defense applications for the Company's products.

                              PRODUCTS AND SERVICES
                              ---------------------

Revenues from MMT's three areas of business and gross profit for the years ended July 31, 1999, 1998 and 1997 are as follows (in thousands):

                                                     Year Ended July 31,
                                               1999         1998         1997
                                               ----         ----         ----

Injectable Drug Delivery Systems              $14,405      $22,414      $20,079
Cardiopulmonary Systems                         1,840        1,089        2,761
Government Systems                             24,485       21,165       17,825
                                              -------      -------      -------
         Total Revenues                        40,730       44,668       40,665

         Gross Profit                          12,710       17,577       15,044
         Gross Profit %                          31.2%        39.4%        37.0%

Injectable Drug Delivery Systems revenues in fiscal 1999 above were adversely impacted by the 1998 EpiPen recall. See Item 7 - Management's Discussion and Analysis for further discussion.

Injectable Drug Delivery Systems
--------------------------------

MMT currently markets the EpiPen family of products, Lidopen, and contract filling products. Additional technologies under development for commercial application include the TruJect and Weston "needleless" auto-injector. Regulatory approvals have been received and are pending for a line of vial filled generic injectable drugs to be sold through an alliance with Mylan Laboratories.

a. Existing Products
---------------------

Currently, the substantial majority of the Company's commercial (i.e., non-government) sales come from its EpiPen(R) epinephrine auto-injectors, which are prescribed to patients at risk of anaphylaxis resulting from severe allergic reactions to bee stings, insect bites, foods and exercise-induced anaphylaxis. These auto-injectors, which are available in two dosage sizes, permit the immediate self-injection of epinephrine, the drug of choice for emergency treatment of such conditions. The EpiPen was the Company's first major commercial auto-injector, and demand for the EpiPen continues to be strong due to increased awareness of the health risks associated with allergic reactions. The Company markets the EpiPen through Dey L.P., a subsidiary of E. Merck based in Germany. Dey Laboratories has a marketing agreement with ALK, Inc., a Danish company, for international markets in 13 foreign countries, and with Allerex in Canada.

The Company also produces the LidoPen(R) auto-injector, which utilizes the same delivery system as the EpiPen(R), except that it is prefilled with lidocaine hydrochloride for self-injection by persons experiencing a serious cardiac event. The LidoPen(R) is sold primarily in connection with the sale of the CardioBeeper(R) ECG product family sold by the Cardiopulmonary Systems business.

On May 8, 1998, the Company announced a voluntary Class I recall of 47 lots of its EpiPen and EpiPen Jr. auto-injectors (approximately 1,000,000 units) because some may not provide effective doses of medication. During fiscal 1998, the Company recorded provisions for recall costs totaling $2.7 million. Included in this cost is the direct cost of the actual returned products as well as cash costs incurred by the distributor. The Company supplied free units of product to satisfy the reimbursement for cash costs at regular sales price, while the provision provides for the Company's expense at its direct cost of the product. This reimbursement of cash costs with free product reduced normal sales revenue and gross margins in fiscal 1999 and 1998. Management recorded an additional provision of $454,000 in the fourth quarter of fiscal 1999 for what it believes to be the final costs of the recall.

b. Developmental Products
--------------------------

Meridian continues to explore new products to further capitalize on its auto-injector technologies. The Company's TRUJECT(TM) is an innovative and low cost single use disposable auto-injector utilizing a technology platform that could replace existing auto-injector applications. TRUJECT(TM) incorporates the latest safety features plus a needle cover, which prevents contamination and shields the needle from view during self-injection. TRUJECT(TM) utilizes dental cartridge technology, which is the container of choice for many commercial drug delivery systems due to its low cost and ease of manufacturing. Due to these factors, the Company believes that the new TRUJECT(TM) technology coupled with the Company's drug development and manufacturing capabilities have the potential to fuel significant growth in its Injectable Drug Delivery business in future years.

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

Currently, no contracts have been signed by the Company for either TRUJECT(TM) or IntraJect. Commercialization of either technology is dependent upon the successful formulation of the drug product and further development of the auto-injector.

c. Generic Products
--------------------

In 1997, the Company formed a long term strategic alliance with Mylan Laboratories ("Mylan") under which Meridian will license, develop and manufacture a line of generic injectable drugs to be marketed by Mylan. In fiscal 1999, the FDA granted clearance for two generic drugs and initial sales were recognized in the fourth quarter of fiscal 1999. Regulatory clearance of a third generic injectable drug is expected in fiscal 2000.

d. Pharmaceutical Manufacturing and Packaging
----------------------------------------------

The Injectable Drug Delivery business also has complete sterile parenteral pharmaceutical manufacturing and packaging services for a broad range of sterile injectable dosage forms which includes vials, dental cartridges, pre-filled ready-to-use syringes, and a line of autoinjectors. Further, the Injectable Drug Delivery business provides fully validated formulation and aseptic filling services and regulatory and clinical trial assistance for those pharmaceutical and biotechnology companies not currently possessing such capabilities. The Company also supplies customized drug delivery system design, cGMP-approved sterile product manufacturing and pharmaceutical research and development to a number of different companies. Development programs include feasibility and stability studies as well as the manufacturing of clinical trial materials in the Company's pilot plant. If feasibility and stability studies are successful and all regulatory approvals are received, the Company anticipates licensing fees and contracts in the coming years to manufacture these products in vials, prefilled syringes and proprietary auto-injector systems. Revenue from customer-funded research and development activities was $1.3, $1.3 and $1.2 million during fiscal years 1999, 1998 and 1997, respectively. The Company expects fiscal 2000 revenue from funded R&D activities and licensing fees to continue.

Government Systems
------------------

The Government Systems business unit supplies auto-injectors for both military and civil defense applications. Currently fielded products include: the AtroPen, containing atropine, and the ComboPen, containing pralidoxime chloride, both used as nerve agent antidotes, a morphine auto-injector for pain management, and a diazapam auto-injector for seizure management. These auto-injectors are intended for use by military personnel and first responders under attack conditions, for the self-administration of nerve agent antidotes against the effects of chemical warfare agents.

a. U.S. Department of Defense
------------------------------

U.S. Department of Defense (DoD) procurements of auto-injectors are restricted to qualified producers and the FDA must approve all products. The Company is currently the only FDA-approved and the only qualified producer for all DoD military auto-injectors. The Company's auto-injectors are classified as critical "war stopper" items by the DoD and have been the subject of an Industrial Base Maintenance Contract ("IBMC") between the Company and the DoD since 1992. This contract is part of a program by the DoD to ensure adequate supplies of critical items in the event of war. The Company has been the supplier of auto-injectors to the DoD since 1970.

During fiscal 1999, MMT concluded negotiations with the DoD for its third IBMC beginning August 1, 1999. This contract includes renewal options for two additional years through July 31, 2002. This innovative contract, initially awarded in 1992, calls for production of auto-injectors filled with nerve agent antidotes, the retention by the Company of key personnel and facilities to assure expertise for manufacturing auto-injectors containing nerve agent antidotes, the storage of serviceable material from expired auto-injectors, the management of the U.S. Army's Shelf Life Extension Program, and the pre-stocking of critical components to enhance readiness and mobilization capability. A surge capability provision allows for the coverage of defense mobilization requirements in the event of rapid military deployment. Revenues under this contract have ranged from $13 to $21 million over each of the last three years and are expected to exceed $15 million per year for the new contract period.

The Government Systems business unit plans to build upon its strong relationship with the DoD and remain the source of first choice for military auto-injector products. To that end, the Company continues to maintain leadership by introducing new products into this market. New products include the Multi-chambered Auto-injector ("MA") delivery system specifically developed for the U.S. Army. This system will allow military personnel to use a single auto-injector to sequentially administer the required antidotes, quickly and effectively, under battlefield conditions. The MA is expected to be available in December 2000. Other recent developments include the anticonvulsant Diazepam auto-injector manufactured by MMT in 1997 and the pain management Morphine auto-injector introduced in 1998.

b. International
-----------------

The Company will continue its strategy to expand its international military sales into new markets worldwide as a principal supplier of critical life saving antidotes for chemical warfare defense. The foreign government customer base includes many allied countries in Europe, the Middle East and the Far East. Sales for fiscal 1999 were $2.5 million.

During fiscal 1999, the Company was granted a Product License - Marketing Authorization by the German Federal Institute for Medicinal Drugs and Medicinal Products for its atropine-filled auto-injectors ("AtroPen"). This approval also allows MMT to expand the marketing of the AtroPen under the European Mutual Recognition Procedures to supply allied armed forces throughout Europe.

c. Civil Defense - Domestic Preparedness
----------------------------------------

The Company's life-saving medical technology can be used in a variety of emergency situations before trained medical professionals can intervene. Because of this advantage, the demand for nerve agent antidote auto-injectors has recently expanded to include growing numbers of state agencies and local communities, for civil defense purposes in response to potential terrorist attacks and as protection for populations in high risk areas, in conjunction with DE-MIL programs (disarming and destroying chemical weapon stockpiles). The Government Systems business unit now encompasses not only the sales and marketing activities for the military markets but also the marketing activities geared toward city and state Emergency First Responders. This is essentially an untapped market with a significant growth potential. Sales were $1.3 and $0.5 million for fiscal years 1999 and 1998, respectively.

d. Development
--------------

Under a program in conjunction with the DoD, the Company completed the development of its next generation of auto-injectors for the U.S. Army - Ft. Detrick, and recently delivered a complete NDA [505(b)(2)] for Government sponsored submission to the FDA. This new automatic injection system is a single unit, multi-chambered auto-injector referred to as the "MA". This new delivery system houses two drugs separately in a single injector, atropine and pralidoxime chloride, delivering the two nerve agent antidotes in succession through a single needle.

Feasibility studies are underway to evaluate the use of other antidote formulations in the MA configuration. Funding to support this development work is in negotiation with several European countries.

The Company is continuing to explore the feasibility of a delivery system capable of storing compounds in dry and liquid form in separate chambers and capable of automatically, upon activation, mixing them into solution prior to self-injection by trained personnel.

Cardiopulmonary Systems
-----------------------

The Cardiopulmonary Systems business develops, manufactures, and sells medical systems and disposable products that are used for diagnosis and management of heart attack and other cardiac conditions. The Company recently completed development of the PRIME ECG(TM) electrocardiac mapping system, which provides a more complete non-invasive analysis of the electrophysiology of the heart than is possible with conventional 12-lead ECG technology. This more comprehensive view of the electrical activity of the heart offers the clinician the opportunity to more quickly and accurately detect heart attack through an easy to interpret graphic display that depicts both size and location of the affected area. Early research indicates this more comprehensive view of the electrical activity of the heart can be applied to a broad range of applications where the smaller 12-lead sample is inadequate for diagnosis and management.

The PRIME ECG system received the CE Mark from European authorities during fiscal 1999 and the company is actively recruiting specialty distributors in selected markets. Initial system orders are expected in the third quarter of fiscal 2000. In the United States, a large clinical study designed to demonstrate superior performance compared to the 12-lead ECG, will be initiated in the second quarter of fiscal 2000. A 510(k) filing with the FDA is anticipated during calendar 2000. Subject to prior receipt of FDA approval, the Company will introduce the PRIME ECG system in this country.

The Company also participates in the telemedicine market, providing a range of easy to use devices that record and transmit various diagnostic information from the home to a monitoring center or physician's office. These products are sold through a large telemedicine service provider based in Israel. The Company anticipates moderate growth in this area through the introduction of several new monitoring products and by expansion to other countries including the United States.

a. PRIME ECG(TM) Electrocardiac Mapping System. - The PRIME ECG system is a unique electrocardiac mapping system developed in collaboration with university and medical school researchers. This system offers the potential to significantly improve the diagnosis and treatment of heart disease, which affects over 13 million people in the U.S. alone, including 1.5 million heart attacks each year.

The PRIME ECG system consists of a patented 80-lead disposable electrode vest, 80-channel recording module, computer assisted analysis and a full color graphic display. The system will initially be introduced for the early detection of acute myocardial infarction ("AMI") or heart attack. Clinical tests at the University of Ulster in Belfast conclude that the PRIME ECG system allows earlier and more accurate diagnosis of AMI for significantly more patients than the standard 12-lead ECG. Further, the PRIME ECG system displays results in a manner that allows the clinician to identify the nature of the infarct, which can be invaluable in determining the most effective course of treatment.

Without early and accurate diagnosis of AMI, potentially life-saving treatment is delayed for AMI victims. For non-AMI chest pain patients, unnecessary tests and hospital admissions to rule-out AMI are estimated to cost health care systems and individuals billions of dollars each year. The Company anticipates that the clinical and economic benefits of this new system can create the opportunity for the Cardiopulmonary Systems business to become a prominent participant in the electrocardiography market in future years.

The Company expects the PRIME ECG(TM) system will be used initially by the emergency room physician who needs faster and more accurate diagnosis for more than 15 million chest pain patients each year. The Company is pursuing additional applications in areas where a more complete knowledge of the electrical condition of the heart would enhance detection and/or treatment of related conditions. Based on early research, this might include, but is not limited to confirmation of reperfusion following thrombolysis, identification of accessory pathways found in atrial arrhythmia and vulnerability to sudden cardiac death.

The use of the PRIME ECG system requires purchase of a disposable electrode array or vest. This patented, simple to use device is expected to provide a recurring source of revenue to the Company, which anticipates that it will be the sole manufacturer. The Company anticipates that the disposable electrode vest design can be modified to meet a range of applications, allowing lower cost and even greater convenience if this technology is adapted to even routine ECG applications.

b. Telemedicine Products - The Company is a leader in the development of devices that measure and transmit diagnostic information by telephone. These products allow a patient's condition to be monitored while at home, which can reduce expensive office visits, allow for earlier diagnosis and minimize emergency room and hospital admissions. Meridian's CB-12L CardioBeeper(R) electronic heart monitor transmits a standard 12-lead electrocardiogram ("ECG") by telephone. A new heart monitor, the CardioPocket(TM) was introduced in 1999, providing unprecedented convenience by incorporating a miniaturized single-lead version into a wallet. The CardioPocket was awarded a Millenium Product Award for innovation and creativity in the U.K. from the Design Council of Britain, and has already been purchased by more than 15,000 users.

The CardioBeeper(R) product line is sold by Shahal Medical Services, Ltd. ("Shahal"), which has exclusive international marketing rights. Shahal, based in Israel, is a home healthcare monitoring company serving more than 60,000 subscribers. Last year, Shahal formed SHL International for the purpose of accelerating its program to expand its business to other countries with a focus in Europe and the United States. In addition, several new product development programs have been initiated which are intended to result in new opportunities for growth in this business area over the next several years.

                    SOURCES AND AVAILABILITY OF RAW MATERIALS
                    -----------------------------------------

The Company purchases, in the ordinary course of business, necessary raw materials, components and supplies essential to the Company's operations from numerous suppliers in the U.S. and overseas. Several of the ingredients used in the antidote regimens are unique and require specialized synthesis facilities, consequently, limited amounts of these ingredients are available from time to time. The Company monitors this situation carefully to ensure a continued supply of these ingredients. The Company procures inventory principally when supported by customer purchase orders.

                                   COMPETITION
                                   -----------

In the commercial auto-injector market, the Company competes directly with companies that manufacture drug injection devices, whether such devices are automatic like the Company's products or non-automatic, variable dose pen-like injection devices, reloadable injection devices and disposable needle-free injection systems. The Company is the leading manufacturer of automatic injectors in the world. The Company expects competition to intensify in the coming years.

Meridian is the sole supplier of auto-injectors to the U.S. Government for military use, and effective August 1, 1999, has renewed its three-year base maintenance contract (an initial base year and two option years) with the U.S. Department of Defense. The Company competes with a small number of companies selling to foreign military markets.

The Company's pharmaceutical manufacturing and packaging services operate in an intensely competitive field that is presently dominated by larger pharmaceutical companies. There are numerous other disposable, prefilled syringe systems presently available which can be less expensive than those offered by the Company. A small group of independent companies and a few pharmaceutical companies offer contract syringe filling services similar to those that the Company offers.

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

                            BACKLOG AND RENEGOTIATION
                            -------------------------

As of July 31, 1999, the backlog of orders was approximately $19.7 million, of which $6.2 million related to production and delivery of commercial products and services, and $13.5 million related to military products and the IBMC contract. This favorably compares with commercial product sales backlog of $8.2 million, some of which were for recall returns, and a military backlog of $9.6 million, for a total of $17.8 million at July 31, 1998.

The Company's supply contracts with the DoD are subject to post-award audit and potential price redetermination. From time to time, the DoD makes claims for pricing adjustments with respect to completed contracts. At present, no claims are pending.

All U.S. Government contracts provide that they may be terminated for the convenience of the Government as well as for default. Upon termination for convenience of cost reimbursement type contracts, the Company would be entitled to reimbursement of allowable costs plus a portion of the fixed or target fee related to work accomplished. Upon termination for convenience of fixed-price contracts, the Company normally would be entitled to receive the contract price for items which have been delivered under the contract, as well as reimbursement for allowable costs for undelivered items, plus an allowance for profit thereon or adjustment for loss if completion of performance would have resulted in a loss. The Company anticipates no such contract terminations.

                            RESEARCH AND DEVELOPMENT
                            ------------------------

The Company expensed $1.2 million, $1.3 million and $2.8 million on research and development activities in fiscal 1999, 1998, and 1997, respectively. The Company expects research and development expenditures in fiscal 2000 to be higher than the fiscal 1999 level.

MMT is in the final development phase of the MA, a multi-chambered auto-injector for intramuscular use to contain pharmacalogical or chemically incompatible medications in respective chambers, dispensing them sequentially through a single needle. Production of this auto-injector is scheduled to begin in the second quarter of fiscal 2001.

MMT also has Truject, a single-chambered auto-injector for subcutaneous injection which utilizes a very thin (27 gauge) needle, under development for potential new applications. This new auto-injector is designed for use in emergency situations and for any episodic treatment where a subcutaneous injection is the preferred drug delivery route. Such applications may include migraine, seizures and pain management. These new auto-injectors will be subject to regulations prior to the product reaching the marketplace. See "Government Regulation" below.

In addition, MMT expects to develop and introduce additional applications for its Electrocardiac Mapping System and Telemedicine Products with the key focus being on the PRIME ECG(TM).

                        PATENTS, TRADEMARKS, AND LICENSES
                        ---------------------------------

The Company considers its proprietary technology to be important in the development, marketing and manufacture of its products and seeks to protect its technology through a combination of patents and confidentiality agreements with its employees and others. Patents covering important features of the Company's current principal auto-injector products have expired. This loss of patent protection could have an adverse effect on the Company's revenues and results of operations. MMT is currently developing a new generation of auto-injector products (see "Research and Development") for which a number of patents have been granted to the Company. Over the last few years, the Company was granted U.S. patent protection for several of its new auto-injector drug delivery systems, designed for fast and reliable patient self-administration of the expanding range of new pharmaceutical and biotechnology products that require injection. Some of these patents cover the multi-chambered auto-injector (MA) expected to be launched in the first half of fiscal 2001. The MA patents cover various components running through 2010. In addition, the Company holds several patents and licenses on the PRIME ECG(TM) electrocardiac mapping system, including the patent on the PRIME ECG algorythm. Most of the other patents are licensed from the Northern Ireland Bioengineering Center at the University of Ulster in Northern Ireland for a minimum remaining term of 18 years.

The Company intends to file for additional protection for its new auto-injector and cardiopulmonary products currently under development. The new auto-injector products are expected to replace or supplement the Company's existing line of auto-injectors over time.

                           PRODUCT LIABILITY INSURANCE
                           ---------------------------

The Company maintains product liability coverage for its products aggregating $35 million. The Company will continue to maintain liability insurance as it relates to divested operations to cover potential claims incurred but not reported prior to their disposition. Although the Company's management is of the opinion that, with respect to amounts, types and risks insured, the insurance coverage is adequate for the business conducted by the Company, there can be no assurance that such insurance will provide sufficient coverage against any or all potential product liability claims.

                             COST REDUCTION PROGRAM
                             ----------------------

The Company's cost reduction program is on-going, with additional initiatives which were implemented in fiscal 1999 and 1998, and more expected in the future. The Company seeks to incorporate both enhanced features and lower manufacturing costs in its next generation products. The Company expects to achieve significant future cost savings from the consolidation of facilities in St. Louis. Currently the St. Louis manufacturing operations utilize a total of eight buildings, a reduction of one from 1998. The Company intends to continue to consolidate these operations into fewer buildings which should result in enhanced product flow, increased product yield and reduced inventory and overhead costs.

                              GOVERNMENT REGULATION
                              ---------------------

The business of the Company is highly regulated by governmental entities, including the FDA and corresponding agencies of states and foreign countries. The summary below does not purport to be complete and is qualified in its entirety by reference to the complete text of the statutes and regulations cited herein.

As a manufacturer of auto-injectors, cardiopulmonary products, vials and pre-filled syringes, the Company's products are subject to regulation by the FDA under the Federal Food, Drug and Cosmetic Act ("Act"). All of the Company's auto-injectors are "new drugs" and may be marketed only with the FDA's approval of a New Drug Application "NDA" or a supplement to an existing NDA. The Company currently holds approved NDAs for each of its existing auto-injector products. The use of the Company's existing auto-injectors to administer another FDA approved drug generally would require the filing of a NDA, supplement to an existing NDA or an Abbreviated New Drug Application ("ANDA"). In addition, the introduction of the Company's new generation auto-injectors will require FDA approvals based on data demonstrating the safety, effectiveness, and/or bioequivalence of the drug delivered by these auto-injectors. There is no assurance that the NDAs will be processed in a timely manner or that FDA ultimately will approve such NDAs.

The Company's prefilled syringe systems are also regulated as drugs; however, the requisite FDA approval is held by the supplier of the drug that the Company fills into the syringe. To the extent the Company's auto-injector and syringe systems are expected to be used to administer new drugs under development, FDA approval to market such drugs first must be received by the pharmaceutical manufacturer. Obtaining the requisite FDA approval is a time consuming and costly process through which the manufacturer must demonstrate the safety and effectiveness of a new drug product. Once acquired, this approval is specific to company and manufacturing sites.

The Company's Cardiopulmonary Systems Products must have FDA Registration for U.S. sales and CE Marking for European sales.

In connection with its manufacturing operations, the Company must comply with cGMP regulations, and its manufacturing facilities are subject to periodic inspections. The Company's St Louis facility has undergone multiple routine, satisfactory inspections of both the facilities as well as individual drug products manufactured there in 1999 and 1998.

Suppliers of bulk drugs for filling into the Company's drug delivery systems, as well as subcontractors that manufacture components for the Company's medical devices, also are subject to FDA regulation and inspection. The Company has only limited control over these other companies' compliance with FDA regulations. Failure of these companies to comply with FDA requirements could adversely affect the Company's ability to procure component parts, market finished products and may cause the Company's products made with non-compliant components to be adulterated or misbranded in violation of the Act, subjecting the products to a variety of FDA administrative and judicial actions.

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

                                    EMPLOYEES
                                    ---------

As of September 30, 1999, the Company employed a total of 275 employees: 219 employees work at the Company's plant and warehouse facilities in St. Louis, Missouri; 30 employees work at the new facility in Belfast, Northern Ireland, and 26 employees work at the Company's corporate headquarters in Columbia, Maryland (see "Properties"). Effective March 1, 1999, the Company successfully renegotiated and entered into a three-year agreement with the Teamsters Local Union No. 688 ("Teamsters") which is affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America. Teamsters are the exclusive agent for all production and maintenance employees of the Company at its St. Louis facility. Approximately 122 employees are covered by this collective bargaining agreement.

ITEM 2.  PROPERTIES

The Company's corporate headquarters are located in an 11,000 square foot facility in Columbia, Maryland. The facility is leased through 2002. The corporate headquarters facility houses the corporate administration, human resources, finance, commercial business development, government programs, regulatory affairs and the product design and development functions. Meridian had entered into a ten-year lease expiring in 2002 on a 17,000 square foot facility in Rockville, Maryland, which previously served as the Company's headquarters. The Rockville, Maryland facility has been sub-leased to a third party through 2002.

The Company's primary R&D and pharmaceutical operations are located in St. Louis, Missouri. These facilities are used primarily for formulation, stability testing, aseptic filling, assembly and final packaging of the Company's auto-injectors, vials and pre-filled syringes. The St. Louis manufacturing facilities consist of eight separate buildings occupying over 100,000 square feet. See Cost Reduction Program above.

In fiscal 1999, the Company opened a new facility in Belfast, Northern Ireland, and consolidated the operations previously performed at the Antrim, N. Ireland and Rochester, Kent England facilities. The new, 28,000 square foot facility is designed to develop and produce innovative technology products for its Cardiopulmonary Systems Group, including the PRIME ECG(TM) system, and supply auto-injectors for the Government Systems Group for sale to international markets. The Company is leasing the new facility under a lease expiring in 2014.

The Company has a 4,200 square foot facility in Rochester, Kent in the United Kingdom previously used for aseptic assembly and packaging of auto-injector product under contracts with foreign countries. This facility was also used as a sales and marketing office to promote the Company's commercial and military products in Europe and the Middle East. The facility is leased pursuant to a lease that expires in 2010, and the Company is currently pursuing sub-lease tenants. The operations of the Rochester facility were consolidated with the Antrim, N. Ireland facility into the new Belfast facility in fiscal 1999.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted by the Company during the fourth quarter of fiscal 1999 to a vote of security holders, through the solicitation of proxies or otherwise.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists, as of September 30, 1999, the names and ages of all executive officers of the Company, and their positions and offices held with the Company

Name                       Age      Present Positions with the Company
----                       ---      ----------------------------------
James H. Miller            61       Chairman, President and Chief Executive Officer
Gerald L. Wannarka         60       Senior Vice President, Technology and Government Systems
Dennis P. O'Brien          41       Vice President, Finance and Chief Financial Officer
Peter A. Garbis            58       Vice President, Organization Development

Mr. Miller joined the Company as President of STI in June 1989, was elected Chief Executive Officer in June 1990 and was elected Chairman of the Board in April 1996. In November 1993, Mr. Miller assumed the additional post of chairman and chief executive officer of Brunswick Biomedical Corporation while continuing his position with STI. Prior to joining the Company, Mr. Miller served as Executive Vice President of Beecham Laboratories from February 1987 to May 1989, responsible for the Pharmaceutical and Animal Health Divisions. Prior to joining Beecham, Mr. Miller spent ten years with Frank J. Corbet Inc. (Healthcare Advertising Agency) as Executive Vice President and fourteen years in marketing management with Abbott Laboratories.

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

Mr. O'Brien joined Meridian in March 1999 as Vice President, Finance and Chief Financial Officer. Prior to joining Meridian, he was Vice President of Finance and Chief Financial Officer of Ogden Environmental & Energy Services Co., Inc. Previous positions held by Mr. O'Brien include Vice President of Finance/Chief Financial Officer positions of After Six, Ltd. and Tate Global Corporation from 1990 through 1996. Prior to joining Tate, Mr. O'Brien was with Flow Laboratories, Inc., a biomedical products supply company, and KPMG Peat Marwick. Mr. O'Brien is a Certified Public Accountant and a Certified Management Accountant.

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

The following table shows the high and low sales price of the Company's common stock for each fiscal quarter during the two year period ended July 31, 1999, as reported on the NASDAQ National Market System.

                               1999                          1998
                               ----                          ----
Quarter                 High           Low            High           Low
                        ----           ---            ----           ---

First                 $ 11.625      $  6.500        $  9.750      $  6.125
Second                   8.000         4.625          12.000         6.875
Third                    7.000         4.000          14.625        11.125
Fourth                   7.125         5.000          14.750         9.500

The Board of Directors has not declared any dividends on the Company's common stock since its organization. As of October 29, 1999, the number of shareholders of record was approximately 400.

ITEM 6.  SELECTED FINANCIAL DATA

                                               Year End      Year End        Year End      Month End      Year End      Year End
                                               July 31,      July 31,        July 31,       July 31,      June 30,      June 30,
(in thousands, except per share data)            1999          1998            1997           1996          1996          1995
----------------------------------------------------------------------------------------------------------------------------------
Operations:
Net sales                                       $  40,730     $  44,668     $ 40,665       $   4,511      $ 10,375     $   2,903
Gross profit                                       12,710        17,577       15,044           1,901         3,420         1,205
Operating income (loss)                             1,287         3,067       (1,699)            908        (6,212)       (1,582)
Other expense, net                                 (3,027)       (2,629)      (2,395)           (140)         (539)          (18)

Income (loss) before income tax, minority
  interest, and extraordinary loss                 (1,740)          438       (4,094)            768        (6,751)       (1,600)
Provision for income tax                                -           343           45             440            27             -
Minority interest in consolidated subsidiary            -             -          266             327            17             -
Income (loss) before extraordinary loss            (1,740)           95       (4,405)              1        (6,795)       (1,600)
Extraordinary loss on debt refinancing                  -          (494)           -               -             -             -
                                             -------------------------------------------------------------------------------------
Net income (loss)                               $  (1,740)    $    (399)    $ (4,405)      $       1      $ (6,795)     $ (2,903)

Basic income(loss) per share                    $   (0.58)    $   (0.13)    $  (2.16)      $    0.02      $ (99.32)     $ (23.39)
Diluted income(loss) per share                  $   (0.58)    $   (0.12)    $  (2.16)      $    0.02      $ (99.32)     $ (23.39)

Weighted average shares:
         Basic                                      2,993         2,971        2,040              68            68            68
         Diluted                                    2,993         3,328        2,040              68            68            68

Financial Position:
Current assets                                  $  20,233     $  18,296     $ 16,031       $  16,557      $ 16,352     $     981
Working capital                                     4,373         6,046          844           4,230         4,145          (681)
Fixed assets, net                                  15,826        16,389       15,778          14,984        14,990           200
Total assets                                       47,751        46,847       44,082          41,568        41,694         3,188
Long-term debt                                     17,639        18,850       13,921          16,385        16,056            55
Shareholders' equity                               11,738        13,338       12,293           3,844         4,387         1,472

Through April 15, 1996, only Brunswick's revenues and other financial data are included in the amounts reflected in the table above. STI revenues and other financial data are included from April 15, 1996, the date when Brunswick acquired a majority interest in STI.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
------------

MMT is a medical device and drug delivery system company focusing on Early Intervention Healthcare and Emergency Medical Technologies. The Company has three areas of business. The Injectable Drug Delivery Systems business focuses on injectable drug delivery devices with an emphasis on commercial auto-injectors. This business also supplies customized drug delivery system design, pharmaceutical research and development, and sterile product manufacturing to pharmaceutical and biotechnology companies. The Cardiopulmonary Systems business focuses on non-invasive cardiac diagnostics and telemedicine. The Cardiopulmonary Systems business is beginning the European distribution phase for the PRIME ECG system, an 80-lead cardiac mapping system designed for rapid and improved diagnostic accuracy of cardiac ischemia. Multiple distributors in major western European markets are being targeted and, subject to the completion of negotiations and execution of distribution agreements, will become distributors of the system over the coming months. A U.S. based FDA clinical study of the PRIME ECG system will begin in November 1999. Meridian intends to complete the U.S. clinical study by the fourth quarter of fiscal 2000. Subject to a successful completion of the clinical, a 510(k) application will be made to the FDA for approval to market the product in the U.S. The Company, through Shahal, is also planning a US expansion of its telemedicine business. The Government Systems business focuses on the world-wide market for auto-injectors used for self-administration of nerve agent antidotes, morphine and diazepam, and markets to the U.S. and allied governments, as well as local governments for civil defense applications.

Results of Operations
---------------------

1999 compared with 1998
-----------------------

MMT's net loss after taxes for the year ended July 31, 1999 was $1,740,000 ($0.58 per share) on revenues of $40.7 million compared to a fiscal 1998 net loss of $399,000 ($0.13 per share) on revenues of $44.7 million. Included in the net loss for 1999 was a fourth quarter charge of $454,000 for the EpiPen recall, and included in the net loss for 1998 were charges of $2.7 million for the EpiPen recall and $494,000 for the extraordinary loss on debt extinguishment. Gross margins decreased to 31% in 1999 compared to 39% in 1998. This decrease reflects the impact of supplying free units of EpiPen as a result of the 1998 EpiPen recall. Operating expenses decreased by 6.8% from 1998 to 1999, excluding the recall charges from 1999 and 1998. This reduction reflects planned cost reductions in selling, general and administrative expenses. Operating income and EBITDA were $1.3 and $5.1 million, respectively, in 1999, down from $3.1 and $6.9 million in 1998 due to the gross margin decline associated with the recall.

The Company has estimated results excluding the impact of the 1998 EpiPen recall and the 1997 EpiEZPen voluntary exchange program for the years ended July 31, 1999 and 1998 as follows:

(In thousands)                                                               Impact of the 1998 EpiPen
                                                                                recall and the 1997
                                                                                EpiEZPen voluntary
                                                          Reported results        exchange program          Estimated results
                                                          ----------------        ----------------          -----------------
The year ended July 31, 1999
  Net sales                                                   $   40,730           $     3,187                  $   43,917
  Operating income                                                 1,287                 2,842                       4,129
  (Loss) income before income taxes                           $   (1,740)          $     2,842                  $    1,102
                                                              ==========           ===========                  ==========

The year ended July 31, 1998
  Net sales                                                   $   44,668                 1,294                  $   45,962
  Operating income                                                 3,067                 3,713                       6,780
  Income before income taxes and extraordinary loss           $      438           $     3,713                  $    4,151
                                                              ==========           ===========                  ==========

The table above removes the estimated impact of the 1998 EpiPen recall and the 1997 EpiEZPen voluntary exchange program from actual reported results. The impact includes lost sales and gross margins due to free units supplied to reimburse for cash costs, as well as the actual expense provided. The above analysis does not quantify the impact that the free units supplied for replacement purposes had on sales and gross margins.

Drug Delivery business sales were $14.4 million in 1999, 36% lower than 1998 resulting from free units of EpiPen supplied to satisfy replacement units and cash costs relating to the EpiPen recall. Government business sales were $24.5 million, 16% higher than 1998 as sales to the U.S. Department of Defense (DoD) and civilian defense customers continued to grow. Cardiopulmonary sales were $1.8 million in 1999, 69% higher than 1998 reflecting increased telemedicine sales, primarily the CardioBeeper product.

Gross margins were 31% of sales in 1999 compared to 39% in 1998. The decreased gross margins from 1998 to 1999 resulted primarily from recall obligations. The Company shipped 771,000 free EpiPens in fiscal 1999, both for actual units returned and to reimburse the distributor for cash costs. While the direct cost of these free units was fully reserved in 1998, the lost revenue from those units caused the gross margin to decline. The Company has provided $454,000 in the fourth quarter of fiscal 1999 for what it believes to be the final costs of the recall. Management expects EpiPen sales for fiscal 2000 to exceed pre-recall levels.

Operating costs were $11.4 million in 1999, a decrease of $3.1 million from 1998. Most of the decreased cost was from reserve provisions for the EpiPen recall totaling $2.7 million which was expensed in 1998. Additionally, administrative costs were lower by 10% due to cost reduction programs initiated by the Company.

Nonoperating expenses in 1999 were $3.0 million, 15% higher than in 1998. The higher costs in 1999 result from increased interest cost on debt. Interest cost includes a full year of the Senior Subordinated Debt compared to only 3 months in 1998, following the April 30, 1998 refinancing. Additionally, borrowings on the Revolving Line of Credit were higher in 1999 due to working capital requirements relating to production for recall obligations. The Company generated other income items amounting to $340,000 in 1999 and $256,000 in 1998, mostly from grant income in 1999 and sales of nonstrategic technology in 1998. The income tax provision was $0 in 1999 and $26,000 in 1998 for Alternative Minimum Tax. The Company continues to have significant operating loss carryforwards as explained in Note 7 to the financial statements.

Line of Business Discussion

Drug Delivery sales were $14.4 million in 1999, 36% lower than in 1998 due to free units of EpiPen supplied to satisfy obligations from the May 8, 1998 product recall. The Company produced and shipped in excess of 1.6 million EpiPens in fiscal 1999, 771,000 of which were for recall obligations and were non-revenue generating. Of the 771,000 units, a portion were to replace actual units returned, and the remainder were to reimburse for cash costs incurred by the distributor. The reserve provisions exclude any impact from lower sales revenue and resulting lower margins because the Company is reimbursing recall costs with free EpiPen units instead of cash reimbursement. It is estimated that the delivery of EpiPen units to reimburse recall cash costs depressed 1999 revenues by $3.2 million. R&D services and contract filling both had an increase in revenues from 1998 to 1999, including the initial shipment to Mylan Laboratories of Acyclovir, contributing toward this business unit's results.

Government revenues increased by 16% in 1999 over the prior year to $24.5 million. The increase resulted from higher sales to the DoD under the IBMC contract, as well as sales to local municipalities for civil defense - domestic preparedness applications. Sales to foreign governments were 58% higher in 1999 than 1998 reflecting a favorable timing of orders and an expanding international market for the Company's products.

In 1999, the Company successfully renegotiated its industrial base maintenance contract with the DoD. The contract calls for the retention by the Company of key personnel and facilities to assure expertise for manufacturing auto-injectors containing nerve agent antidotes, the storage of serviceable material from expired auto-injectors, the management of the U.S. Army's Shelf Life Extension Program, the pre-stocking of critical components to enhance readiness and mobilization capability, and new product orders. This contract is expected to generate at least $15 million in revenues in fiscal 2000.

Cardiopulmonary product revenues in 1999 were $1.8 million, an increase from 1998 sales of $1.1 million. The increase was due to higher telemedicine sales, specifically the CardioBeeper and CardioPocket products.

Significant activities in the Cardiopulmonary business is focused on moving the PRIME ECG system from the development phase towards market introduction. Sensitivity and specificity results continue to improve and are currently above expectations. A CE Mark was received in 1999, approving the product for sale in Europe, and a distribution network in western Europe is presently being developed. US clinical trials will begin in November 1999 and, subject to the successful completion, FDA approval is expected in late fiscal 2000. The Company capitalized $1,043,000 in 1999 for software development costs relating to PRIME.

The Company opened a plant in 1999 in Belfast, Northern Ireland to support the production of the PRIME ECG system, among other uses. The new 28,000 square foot facility is expected to provide the production capacity necessary for the product launch.

Fourth Quarter 1999 compared with Fourth Quarter 1998
-----------------------------------------------------

The Company's net income was $99,000 on revenues of $10.4 million during the quarter ended July 31, 1999, compared to a net loss of ($441,000) on revenues of $9.9 million during the same period in fiscal 1998. Gross margin was 42.6% for the fourth quarter, compared to 40.5% for the same quarter last year. This represents an improvement from the prior quarters of fiscal 1999, and reflects the declining impact of the recall.

1998 compared with 1997
-----------------------

1998 financial results improved over 1997 as the net loss after taxes for the year ended July 31, 1998 was $399,000 ($0.13 per share), compared with a $4,405,000 net loss ($2.16 per share) in 1997. Sales increased 10% to $44.7 million in 1998 from $40.7 million in fiscal 1997. Operating income was $3.1 million compared to $2.2 million in 1997, excluding merger costs. Gross margins increased to 39% in 1998 compared to 37% in 1997. The increased gross margins from 1997 to 1998 resulted primarily from higher sales volume, including record sales of EpiPen brand products, product mix, as well as cost reductions and fixed cost controls initiated after the Merger. Operating expenses were higher in 1998 primarily because of the charges for the EpiPen recall amounting to $2.7 million. EBITDA was $6.9 million in 1998, $1.3 million higher than the 1997 EBITDA, excluding merger costs.

Drug Delivery business sales were $22.4 million in 1998, 12% higher than 1997 resulting from record EpiPen brand sales. STI Government business sales were $21.2 million, 19% higher than 1997 as sales to the US Department of Defense
(DoD) continued to grow. Cardiopulmonary sales were $1.1 million in 1998, down from $2.8 million in 1997 reflecting slower sales of the CardioBeeper and the disposition of a non-strategic business in late 1997.

Operating costs were $14.5 million in 1998, an increase of $1.7 million over 1997, excluding merger costs. Most of the increased cost was from reserve provisions for the EpiPen recall totaling $2.7 million. Additionally, administrative costs were higher due to increased marketing and investor relations activities, but were partially offset by lower research and development costs and the 1997 product exchange expense.

The combination of increasing revenues, lower costs of sales and higher operating costs resulted in operating income growing to $3.1 million in 1998 from $2.2 million in 1997, excluding merger costs.

Nonoperating expenses in 1998 were $2.6 million, $234,000 higher than 1997. The higher costs in 1998 result from increased interest cost on debt. Interest cost includes amortization of warrants issued to finance the debt relating to the Merger amounting to $295,000 in 1998 and $458,900 in 1997. Additionally, the Company recorded an interest charge amounting to $166,000 in its fourth quarter to reflect the revaluation of warrants issued to Nomura during the 1998 refinancing of the Company's debt. The Company generated other income items amounting to $256,000 in 1998 and $172,000 in 1997 mostly from sales of nonstrategic technology in 1998 and the assets of a nonstrategic business in 1997. The income tax provision was $26,000 in 1998 for Alternative Minimum Tax compared to tax provisions of $45,400 in 1997. The Company continues to have significant operating loss carryforwards as explained in Note 7 to the financial statements.

Extraordinary Loss

The Company refinanced its term debt on April 30, 1998 and took a $494,000 after-tax charge to write-off unamortized debt discount associated with warrants issued in conjunction with the original debt.

Liquidity and Capital Resources

The Company used $125,000 of cash from operations in 1999. Cash flow approximated break-even despite the net loss for the year primarily because of non-cash expenses for depreciation and amortization, which were partially offset by an increase in year-end accounts receivable, which were higher due to strong July 1999 sales. Investing activities used $2.5 million of cash in fiscal 1999 for capital additions and software development costs. Financing activities generated $2.6 million primarily resulting from net borrowings on the Company's line of credit.

The Company increased its asset based working capital credit line with ING CAPITAL to a maximum of $8.5 million from $6.5 million in fiscal 1999. The amount outstanding under this working capital line at July 31, 1999 was $7.2 million. (See Note 5 to the consolidated financial statements for discussion about the Company's debt). The Company obtained waivers of financial covenants from its lenders for the fourth quarter fiscal 1999. The Company also obtained amendments to the loan agreements from its lenders to reset the financial covenants for fiscal 2000 to levels consistent with the Company's operating plan.

Working capital at July 31, 1999 was $4.4 million, down from $6.0 million at July 31, 1998. The decrease is primarily attributable to the loss for the year and higher current maturities on long-term debt. At July 31, 1999, accounts receivable were $9.6 million, representing 74 days-sales-outstanding, and inventories were $6.9 million reflecting a turn-over rate of 4.1 times per year. Borrowings under the working capital line were $7.2 million leaving $1.3 million available credit at July 31, 1999.

The Company is exploring financing options to provide additional sources of capital and/or potentially refinancing all or a portion of its existing long-term debt.

Inflation
---------

In the view of management, the low levels of inflation in recent years and changing prices have had no significant effect on the Company's financial condition and results of operations. Generally, the Company is able to mitigate the effects of inflation on operating costs and expenses through price increases and productivity gains.

Year 2000
---------

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

Assessment Phase - As part of the assessment phase of its program, the Company has attempted to identify substantially all of the major components of the systems described above. In order to determine the extent to which such systems are vulnerable to the Year 2000 issue, a Y2K three tier matrix was applied to MMT systems. Tier-one systems are mission critical and tier-two systems are critical business operations. Mission-critical (Tier 1) can be defined as extended downtime (1+ hr.) for 30 or more employees. Downtime for 5-30 employees lasting from 2 to 24 hours is categorized as critical (Tier 2). The last tier, three, is for productivity systems that are important to the ongoing improvement of the business; MMT however, could operate without these systems for a period of time (days).

Remediation and Testing Phase - Based upon the results of its assessment efforts, the Company has undertaken remediation and testing activities which are intended to address potential Year 2000 problems in computer software used by the Company in its information technology and non-information technology systems in an attempt to demonstrate that this software will be made substantially Year 2000 compliant on a timely basis. In this phase, the Company first evaluated a program application and, if a potential Year 2000 problem was identified, it took steps to remediate the problem and individually test the application to confirm that the remediating changes were effective and did not adversely affect the functionality of that application.

It was determined that all MMT systems had a completed plan and are Y2K compliant, as of the date of this filing, with the exception of minor remediation efforts that will be completed during November 1999. The following summarizes the efforts being made:

a. MMT will not risk the possibility of downtime based on vendor assurances of Y2K compliant systems in Tier 1 and 2 systems. Y2K has been completed for all Tier 1 systems. One Tier 2 item is in its final phase of remediation that will be completed during November 1999.

b. MMT is a medium-sized company with packaged software purchased from reliable vendors. Y2K compliant programs are supplied by the vendor.

c. MMT has no Tier 1 or 2 systems which are proprietary or custom designed that need to be fixed internally. All new systems have passed an internal Y2K validation for Tier 1, 2 and 3.

d. All Tier 1 and 2 systems are supported by vendor contracts or through excellent relationships with MMT. All contracts for Tier 1 and 2 systems are through the year 2000.

e. Vendors supplying components or PLCs have submitted documentation to MMT concerning their Y2K compliance.

f. Programmable Logic Controllers (PLC), Lab and testing equipment used with machinery that produces MMT product could malfunction and stop production. All PLCs, Lab and testing equipment is Y2K compliant or in the final phase of remediation that will be completed during November 1999.

g. Low risk Tier 3 systems have been addressed. Y2K compliance will be completed for Tier 3 during November 1999.

With the above items completed by November 1999, MMT will still be dependent on some suppliers, such as utility and telecommunication companies. To address this risk, MMT's current forecast and orders have been adjusted with our customers' input. MMT believes that all customer orders will be unaffected during the transition to the Year 2000.

Contingency Plans - The Company developed a contingency plan to handle its most likely worst case Year 2000 non-compliant scenarios. The sales forecast was then adjusted to reflect these scenarios.

Costs Related to the Year 2000 Issue - To date, the Company's costs, which have been expensed as incurred, have amounted to $148,000. Additional costs to be incurred in the future are not expected to exceed $30,000. The costs and timetable in which the Company completes the Year 2000 readiness activities are based on management's best estimates, which are derived using numerous assumptions of future events including the continued availability of certain resources, third-party readiness plans and other factors. The Company can make no guarantee that these estimates will be achieved, and actual results could differ from such plans.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies, as a result of transactions in foreign markets. At July 31, 1999, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's transactions are denominated would have resulted in an increase in operating income of approximately $89,000 for the year ended July 31, 1999. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' services become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

While the Company is exposed to changes in interest rates as a result of its outstanding debt, the Company does not currently utilize any derivative financial instruments related to its interest rate exposure. Total short-term and long-term debt outstanding at July 31, 1999 was $26.4 million, consisting of $12.2 million in variable rate borrowing and $14.2 million in fixed rate borrowing. At this level of variable rate borrowing, a hypothetical 10% increase in interest rates would have decreased pre-tax earnings by approximately $113,700 for the year ended July 31, 1999. At July 31, 1999, the fair value of the Company's fixed rate debt outstanding was estimated at $15.0 million. A hypothetical 10% change in interest rates would not result in a material change in the fair value of the Company's fixed rate debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                             July 31,
                          Assets                                         1999        1998
                          ------
                                                                       --------    --------
Current assets:
  Cash and cash equivalents                                            $    227    $    284
  Restricted cash                                                           278         271
  Receivables, less allowances of $467
       and $325, respectively                                             9,557       6,787
  Inventories                                                             6,889       8,612
  Deferred income taxes                                                   1,965       1,661
  Prepaid income taxes                                                      546           -
  Other current assets                                                      771         681
                                                                       --------    --------
       Total current assets                                              20,233      18,296
                                                                       --------    --------

  Property, plant and equipment                                          21,407      19,914
       Less - Accumulated depreciation                                    5,581       3,525
                                                                       --------    --------
       Net property, plant and equipment                                 15,826      16,389
                                                                       --------    --------

  Deferred financing fees                                                   749         836
  Capitalized software costs                                              1,588         545
  Excess of cost over net assets acquired, net                            7,403       8,325
  Other intangible assets, net                                            1,952       2,456
                                                                       --------    --------

       Total assets                                                    $ 47,751    $ 46,847
                                                                       ========    ========

           Liabilities and Shareholders' Equity
           ------------------------------------
Current liabilities:
   Accounts payable and other accrued liabilities                      $  7,080    $  7,255
   Note payable to bank                                                   7,317       3,988
   Customer deposits                                                         54         221
   Current portion of long-term debt                                      1,409         786
                                                                       --------    --------
       Total current liabilities                                         15,860      12,250
                                                                       --------    --------

   Long-term debt - notes payable, net of discount                       17,582      18,453
   Long-term debt - other                                                    57         397
   Deferred income taxes                                                  1,793       1,769
   Other non-current liabilities                                            721         640
                                                                       --------    --------
       Total liabilities                                                 36,013      33,509
                                                                       --------    --------

Shareholders' equity:
   Common stock (voting and non-voting)-
     Par value $.10 per share; 18,000,000 shares
      authorized; 2,994,930 and 2,990,930 shares issued                     299         299
      and outstanding
   Additional capital                                                    32,187      32,083
   Cumulative translation adjustment                                        (14)        (15)
   Accumulated deficit                                                  (20,451)    (18,711)
   Unearned stock option compensation                                       (70)       (105)
   Treasury stock, at cost                                                 (213)       (213)
                                                                       --------    --------
        Total shareholders' equity                                       11,738      13,338
                                                                       --------    --------

   Total liabilities and shareholders' equity                          $ 47,751    $ 46,847
                                                                       ========    ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                         Year Ended July 31,
                                                   1999        1998        1997
                                                   ----        ----        ----
Net sales                                        $ 40,730    $ 44,668    $ 40,665
Cost of sales                                      28,020      27,091      25,621
                                                 --------    --------    --------
Gross profit                                       12,710      17,577      15,044

Selling, general, and administrative expenses       6,245       6,928       5,331
Research and development expenses                   1,248       1,300       2,783
Depreciation and amortization                       3,476       3,538       3,142
Write-off in-process R&D                                -           -       2,702
Write-off merger transaction costs                      -           -       1,246
Product exchange/recall expense                       454       2,744       1,539
                                                 --------    --------    --------
                                                   11,423      14,510      16,743
                                                 --------    --------    --------

Operating income (loss)                             1,287       3,067      (1,699)

Other (expense) income:
   Interest expense                                (3,367)     (2,885)     (2,567)
   Other income                                       340         256         172
                                                 --------    --------    --------
                                                   (3,027)     (2,629)     (2,395)
                                                 --------    --------    --------
(Loss) income before income taxes, minority
     interest and extraordinary loss               (1,740)        438      (4,094)

Provision for income taxes                              -         343          45
Minority interest in income of consolidated
     subsidiary                                         -           -         266
                                                 --------    --------    --------

(Loss) income before extraordinary loss            (1,740)         95      (4,405)

Extraordinary loss on debt extinguishment (net
     of an income tax benefit of $317)                  -        (494)          -
                                                 --------    --------    --------

Net loss                                         $ (1,740)   $   (399)   $ (4,405)
                                                 ========    ========    ========

Earnings per common share:
(Loss) income before extraordinary item          $  (0.58)   $   0.03    $  (2.16)
Extraordinary loss                                      -       (0.16)          -
                                                 --------    --------    --------
Net loss per common share                        $  (0.58)   $  (0.13)   $  (2.16)
                                                 ========    ========    ========

Earnings per common share assuming dilution:
(Loss) income before extraordinary item          $  (0.58)   $   0.03    $  (2.16)
Extraordinary loss                                      -       (0.15)          -
                                                 --------    --------    --------
Net loss per common share assuming dilution      $  (0.58)   $  (0.12)   $  (2.16)
                                                 ========    ========    ========

Weighted average shares:
Basic                                               2,993       2,971       2,040
Diluted                                             2,993       3,328       2,040

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                         Year Ended July 31,
                                                     1999        1998        1997
                                                     ----        ----        ----
OPERATING ACTIVITIES:
   Net loss                                        $ (1,740)   $   (399)   $ (4,405)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used for) operating
     activities:
     Depreciation and amortization                    3,476       3,538       3,142
     Amortization of unearned stock compensation         35          35          36
     Amortization of notes payable discount             246         876         459
     Non-cash charge to modify warrant terms             75         166           -
     Loss on fixed asset disposal                         -           -         346
     Deferred income taxes                             (280)         28        (305)
     Write off of in-process R&D                          -           -       2,702
     Write off of patents and other intangibles           -           -         340
     Minority interest                                    -           -         266
     Extraordinary loss on debt extinguishment            -         811           -
   Changes in assets and liabilities
       Receivables                                   (2,912)        720         (68)
       Inventories                                    1,723      (2,565)       (716)
       Other current assets                            (636)       (150)        203
       Accounts payable and other accrued
         liabilities                                   (261)     (1,299)        795
   Other                                                149        (101)        774
                                                   --------    --------    --------
Net cash provided by (used for) operating              (125)      1,660       3,569
   activities

INVESTING ACTIVITIES
    Purchase of fixed assets                         (1,493)     (2,668)     (3,287)
    (Increase) decrease in restricted cash               (7)         (7)        697
    Capitalized software costs                       (1,043)       (545)          -
    Sale of short-term investments                        -           -         258
    Other                                                 -           -         (56)
                                                   --------    --------    --------
Net cash used for investing activities               (2,543)     (3,220)     (2,388)

FINANCING ACTIVITIES
    Net (payment) proceeds from line of credit        3,329        (125)         40
    Payment on long-term debt                          (717)    (12,447)     (1,726)
    Proceeds on long-term debt                            -      14,070           -
    Proceeds from issuance of warrants                    -         930           -
    Payment of financing fees                           (30)       (868)          -
    Proceeds from issuance of common stock               29         261           -
                                                   --------    --------    --------
Net cash provided by (used for) financing
   activities                                         2,611       1,821      (1,686)
                                                   --------    --------    --------
Net increase (decrease) in cash                         (57)        261        (505)
Cash at beginning of period                             284          23         528
                                                   --------    --------    --------
Cash at end of period                              $    227    $    284    $     23
                                                   ========    ========    ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                Convertible
                                 Redeemable
                                 Preferred
                                   Stock      Common Stock
                                Series A-F                                                     Treasury Stock    Unearned
                               -------------  -------------                                     --------------    Stock
                               Number         Number                       Accumu-   Cumulative   Number          Option    Share-
                                of     Par     of      Par    Additional    lated    Translation    of            Compen-   holders'
                               Shares  Value  Shares   Value    Capital    Deficit    Adjustment  Shares   Cost   sation    Equity
                               ----------------------------------------------------------------------------------------------------
Balance at July 31, 1996         747    $ 8       68  $  1    $17,939    $(13,907)    $  (9)        2    $ (12)   $(176)   $ 3,844
   Merger with STI              (747)    (8)   2,844   291     12,794           -         -         -        -        -     13,077
   Exchange of treasury stock      -      -        -     -          -           -         -         -     (201)       -       (201)
     for assets
   Foreign currency                -      -        -     -          -           -       (58)        -        -        -        (58)
     translation
   Amortization of stock
     option compensation           -      -        -     -          -           -         -         -        -       36         36
   Net loss                        -      -        -     -          -      (4,405)        -         -        -        -     (4,405)
                               ----------------------------------------------------------------------------------------------------

Balance at July 31, 1997           -      -    2,912   292     30,733     (18,312)      (67)        2     (213)    (140)    12,293
   Warrants issued with notes      -      -        -     -        930           -         -         -        -        -        930
     payable
   Modification of warrant         -      -        -     -        166           -         -         -        -        -        166
     terms
   Issuance of common stock
     from the exercise of
     stock options and             -      -       79     7        254           -         -         -        -        -        261
     warrants
   Foreign currency                -      -        -     -          -           -        52         -        -        -         52
     translation
   Amortization of stock
     option compensation           -      -        -     -          -           -         -         -        -       35         35
   Net loss                        -               -     -          -        (399)        -         -        -        -       (399)
                               ----------------------------------------------------------------------------------------------------

Balance at July 31, 1998           -      -    2,991   299     32,083     (18,711)      (15)        2     (213)    (105)    13,338
   Issuance of common stock
     from the exercise of
     stock options and             -      -        4     -         29           -         -         -        -        -         29
     warrants
   Modification of warrant         -      -        -     -         75           -         -         -        -        -         75
     terms
   Foreign currency                -      -        -     -          -           -         1         -        -        -          1
     translation
   Amortization of stock
     option compensation           -      -        -     -          -           -         -         -        -       35         35
   Net loss                        -      -        -     -          -      (1,740)        -         -        -        -     (1,740)
                               ----------------------------------------------------------------------------------------------------

Balance at July 31, 1999           -   $  -    2,995   $299   $32,187    $(20,451)    $ (14)        2    $(213)  $  (70)   $11,738
                               ====================================================================================================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

ITEM 8.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Meridian Medical Technologies, Inc.


1.   Business and Summary of Significant Accounting Policies

Meridian Medical Technologies, Inc. ("Company") is a technology-based health care company that designs, develops and produces a broad range of automatic injectors, prefilled syringes, cardiopulmonary products, and other innovative health care devices, with a major focus on safe and convenient participation by the patient in injection therapy and cardiac monitoring. The Company also supplies customized drug delivery system design, pharmaceutical research and development and FDA current Good Manufacturing Practice (cGMP)-approved sterile product manufacturing to pharmaceutical and biotechnology companies.

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

Fixed Assets

Fixed assets are stated at cost. The Company computes depreciation and amortization under straight-line and accelerated methods using the following estimated useful lives:

         Furniture and equipment                              2 to 15 years
         Capital leases and leasehold improvements            4 to 20 years

The Company uses either the units of production method or the straight-line method over a 10-year life (whichever period is shorter) to depreciate production molds and tooling over their estimated production life cycle.

Intangible Assets

Intangible assets consist of the following (in thousands):

                                                     July 31,
                                                 1999        1998
                                                 ----        ----

     Excess of cost over net assets acquired   $ 10,351    $ 10,351
     Patents and licenses                         2,418       2,418
     Other                                        1,805       1,805
                                               --------    --------
                                                 14,574      14,574
     Less: accumulated amortization              (5,219)     (3,793)
                                               --------    --------
                                               $  9,355    $ 10,781
                                               ========    ========

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

Research and Development

Research and development expenses are charged to operations in the period incurred. Relating to the merger transaction, the allocation of excess purchase price to in-process research and development represents the independent assessment of the fair value of a number of research and development projects whose technological feasibility had not yet been established. These research and development projects had no alternative future use and, therefore, were charged to expense as of the date of consummation of the merger.

Income Taxes

The Company accounts for income taxes using the asset and liability method that requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences between carrying amounts and the tax basis of assets and liabilities.

Value of Financial Instruments

Other than described below, the Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, accounts receivable, accounts payable and other accrued liabilities to approximate the fair value of the respective assets and liabilities at July 31, 1999 and 1998. Management believes the principal balance of its long-term debt, which is $1.2 million and $1.3 million higher than the carrying value at July 31, 1999 and 1998, respectively, is a better estimate of the fair value of that liability. The debt is carried net of unamortized discount.

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

Net Income (Loss) Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                       Year Ended July 31,
                                                  1999        1998       1997
                                                  ----        ----       ----

Numerator:
Income (loss) before extraordinary loss          $(1,740)   $    95    $(4,405)
Extraordinary loss on debt extinguishment (net
  of an income tax benefit of $317)                    -       (494)         -
                                                 -------    -------    -------
Net loss                                         $(1,740)   $  (399)   $(4,405)
                                                 =======    =======    =======
Denominator:
Denominator for basic earnings per share -
  weighted average shares outstanding              2,993      2,971      2,040
Stock options and warrants                             -        357          -
                                                 -------    -------    -------
Denominator for diluted earnings per share         2,993      3,328      2,040
                                                 =======    =======    =======

Comprehensive Income (Loss)

A reconciliation of net loss to comprehensive income (loss) is as follows:

                                               Year Ended July 31,
                                            1999       1998      1997
                                            ----       ----      ----

Net loss                                  $(1,740)   $  (399)   $(4,405)
Foreign exchange translation adjustment         1         52        (58)
                                          -------    -------    -------
Comprehensive income (loss)               $(1,739)   $  (347)   $(4,463)
                                          =======    =======    =======

Reclassification

Certain reclassifications have been made to prior year financial statements in order to conform with the current year presentation.

2.   Inventories

Inventories as of July 31, 1999 and 1998 consist of the following (in thousands):

                                            1999       1998
                                            ----       ----

     Components and subassemblies          $ 3,667    $ 6,616
     Work in process                         3,325      2,262
     Finished goods                            335        193
                                           -------    -------
                                             7,327      9,071
     Less: inventory valuation allowance      (438)      (459)
                                           -------    -------
                                           $ 6,889    $ 8,612
                                           =======    =======

3.   Fixed Assets

Fixed assets as of July 31, 1999 and 1998 consist of the following (in thousands):

                                        1999        1998
                                        ----        ----

     Furniture and equipment          $ 14,889    $ 13,346
     Leasehold improvements              4,862       4,004
     Construction in progress            1,656       2,564
                                      --------    --------
                                        21,407      19,914
     Less: accumulated depreciation     (5,581)     (3,525)
                                      --------    --------
                                      $ 15,826    $ 16,389
                                      ========    ========

The Company capitalized interest costs of $51,000 and $173,000 on internally constructed fixed assets in the years ended July 31, 1999 and 1998, respectively.

Depreciation expense was $2.1, $2.2 and $1.9 million for the years ended July 31, 1999, 1998 and 1997, respectively.

4.   Capitalized software costs

During fiscal 1999 and 1998, the Company capitalized $1,043,000 and $545,000, respectively, of software development costs related to a product under development, the PRIME ECG(TM) Electrocardiac Mapping System. No further costs are expected to be capitalized on this project. The Company will begin amortizing capitalized costs on a per unit sales basis in fiscal 2000.

5.   Debt

Senior Subordinated Notes

In April 1998, the Company entered into a note agreement with Nomura Holding America, Inc. for $15 million of senior subordinated notes, at a 12% fixed rate of interest, due April 2005. The Company issued a warrant to Nomura to purchase 204,770 shares of the Company's common stock in conjunction with the transaction. $930,000 of the proceeds was allocated to the value of the warrant; accordingly, the note is carried net of the related unamortized discount. The Company is amortizing the discount over the term of the debt. This resulted in a charge against operations of $132,800 and $33,000 in fiscal 1999 and 1998, respectively. Subsequent to the refinancing transaction, the Company modified the terms of the warrant issued to Nomura, lowering the per share exercise price from $11.988 to $6.25. The Company recorded additional interest expense of $75,000 and $166,000 in fiscal 1999 and 1998, respectively, relating to the modification of terms.

Proceeds from the transaction were used for the following (in thousands):

     Paydown of ING term note (see below)        $ 3,500
     Payoff of Sarnoff note (see below)            6,004
     Payoff of EM Industries subordinated loan     1,277
     Paydown of ING Line of Credit                 3,351
     Financing fees (deferred)                       868
                                                 -------
                                                 $15,000
                                                 =======

An extraordinary loss of $494,000 (net of a $317,000 income tax benefit) was recorded on the transaction relating to the portion of the unamortized discount on the ING term note which was paid down. The Company is required to maintain certain financial covenants and is restricted from paying cash dividends. The Company has obtained a waiver of covenants for the fourth quarter of fiscal 1999, and has amended the credit agreement to reset financial covenants going forward.

Lines of Credit

The Company has an agreement with International Nederlanden (U.S.) Capital Corporation ("ING") for an $8.5 million line of credit and a $5 million long-term loan.

The ING line of credit accrues interest at either the greater of the prime rate plus 1.25% (9.25% at July 31, 1999) or the federal funds rate plus 1.75%; or the eurodollar loan rate plus 3.25%. The ING line is secured by certain accounts receivable and inventory. The outstanding borrowings on the Company's lines of credit were $7.2 million and $4.0 million at July 31, 1999 and 1998, respectively. The Company pays a commitment fee to ING of .0025% per month on the average unused portion of the line of credit. The interest rate on outstanding borrowings was 9.25% at July 31, 1999 and 9.75% at July 31, 1998.

An additional line of credit exists for the Company's operation in N. Ireland. The line of credit is for (pound)145,000 and is secured by an irrevocable standby Letter of Credit. The line of credit matures annually each December and bears interest on outstanding borrowings at the bank's published rate of approximately 7.00% at July 31, 1999.

Long -Term Debt (ING)

The term loan with ING accrues interest at either the Eurodollar loan rate plus 3.5%; or the greater of the prime rate plus 1.5% (9.5% at July 31, 1999) or the federal funds rate plus 2.00%. At July 31, 1997, the principal repayment terms called for quarterly principal payments of $250,000 beginning in June 1997 increasing to $500,000 in December 1997 and maturing on October 31, 2001. The Company made the first three principal payments ($1,250,000) prior to the Nomura refinancing transaction, at which time the terms were amended. The new terms call for quarterly principal payments of $250,000 beginning in June 1999 increasing to $500,000 in June 2002 and maturing on March 31, 2003. As noted above, a portion of the proceeds of the Nomura note were used to pay down this term debt in April 1998. The outstanding balance was $4,750,000 and $5,000,000 at July 31, 1999 and 1998, respectively.

Warrants were issued to ING in the financing described above. The Company allocated $2,072,900 of the note proceeds to the warrants based on the relative fair value of the warrants and the note at the agreement date. Accordingly, the note is carried at a discount from its maturity value. $811,000 of the remaining unamortized discount ($494,000 after the tax benefit of $317,000) was written off as an extraordinary loss on extinguishment of debt in April 1998. The Company is amortizing the discount over the term of the debt. This resulted in a charge against operations of $108,000 and $181,000 in fiscal 1999 and 1998, respectively. The Company is required to maintain certain financial covenants and is restricted from paying cash dividends. The Company has obtained a waiver of covenants for the fourth quarter of fiscal 1999, and has amended the credit agreement to reset financial covenants going forward.

Other Long-Term Debt

In May 1995, the Company entered into a loan agreement with the CIT Group/Equipment Financing, Inc. ("CIT") to assist in financing the Company's capital investment programs. This arrangement consists of a series of loans for the acquisition of production molds, high-speed component preparation and filling equipment and facility renovations. Loan principal outstanding was $294,000 and $731,000 as of July 31, 1999 and 1998, respectively. The interest rate in both years was approximately 8.8%. Repayment of each loan is due in sixty (60) equal monthly installments. The agreement with CIT is collateralized by the asset financed with the loan.

In January 1996, the Company received a non-interest bearing loan in the amount of $375,000 from Dey Laboratories (Dey), STI's exclusive distributor for the EpiPen(R). The proceeds from this loan assisted the Company in purchasing high-speed filling and automated packaging equipment. Repayment of this loan commenced during the first quarter of fiscal 1997 with an agreed upon credit per unit of product shipments to Dey. The balance at July 31, 1999 and 1998 was $172,000 and $201,900, respectively.

Maturities of all long term-debt are as follows (in thousands):

     2000                           $  1,409
     2001                              1,057
     2002                              1,250
     2003                              1,500
     2004                                  -
     Thereafter                       15,000
                                    --------
     Subtotal                         20,216
     Discounts on term loans          (1,168)
                                    --------
     Total debt per balance sheet   $ 19,048
                                    ========

Interest paid for the years ended July 31, 1999, 1998 and 1997 was $2,882,000, $2,314,000 and $2,466,700, respectively.

6.   Shareholders' Equity

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

Options granted to employees, officers and directors pursuant the Company's stock option plans generally have been exercisable in varying amounts in cumulative annual installments up to ten years from the date of grant. The exercise price on all options granted during years ended July 31, 1999 and 1998 was equivalent to the market value of the Company's stock on the date of grant. The Company recognized $35,000 of expense in each of fiscal 1999 and 1998 as a result of options issued in prior years with exercise prices less than fair market value at the date of grant.

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

For SFAS 123, the fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997. Risk-free interest rate of 6.5%, 4.2% and 6.5%, respectively; no dividends; a volatility factor of the expected market price of the Company's common stock of .49, .53 and .53, respectively, and a weighted-average expected life of the options of approximately 4-10 years. The weighted average fair value of options granted during 1999, 1998 and 1997 was $4.89, $3.93 and $5.85, respectively. Options assumed in the merger have been included in the fair value estimates assuming the original grant date and adjusted exercise price.

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

For the purpose of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options' vesting periods. The Company's pro forma net loss and net loss per share calculated using the provisions of FAS 123 were as follows (in thousands except per share data):

                                                Year Ended July 31,
                                             1999       1998       1997
                                             ----       ----       ----

     Net income (loss)                     $(1,740)   $  (399)   $(4,405)
     Pro forma FAS 123 expense                (284)      (155)      (153)
                                           -------    -------    -------
     Pro forma net income (loss)           $(2,024)   $  (554)   $(4,558)
                                           =======    =======    =======
     Weighted average shares outstanding     2,993      2,971      2,040
       Pro forma net (loss) per share      $ (0.68)   $ (0.19)   $ (2.23)

The following table summarizes stock option activity for the years ended July 31, 1999, 1998 and 1997. Amounts presented reflect the combined option plans of Brunswick and STI with the adjustments as necessary to reflect the exchange ratio in connection with the November 1996 merger of Brunswick and STI.

                                                     Year Ended July 31,
                                                 1999       1998        1997
                                                 ----       ----        ----
Number of shares
   Options outstanding at beginning of year    645,100     553,300     551,900
   Granted during the year                     203,685     163,200      57,600
   Exercised during the year                    (4,067)    (40,200)     (8,800)
   Expired or terminated                       (49,283)    (31,200)    (47,400)
                                              --------    --------    --------
   Options outstanding at end of year          795,435     645,100     553,300
                                              ========    ========    ========

The price range of options outstanding are as follows:

                         1999      1998      1997
                         ----      ----      ----

     Less than $1.00   148,512   148,512   148,512
     $1.00 to $5.00     56,950    61,950   111,000
     $5.00 to $9.00    353,960   196,075   120,475
     $9.00 +           236,013   238,563   173,313
                       -------   -------   -------
                       795,435   645,100   553,300
                       =======   =======   =======

Options exercisable at July 31, 1999, 1998 and 1997 were 473,800, 383,200 and 380,200, respectively. The average contractual life of the Company's options is approximately 6-10 years. The weighted average exercise price of the options granted in fiscal 1999 and 1998 was $7.07 and $8.62.

Common Stock Warrants

Outstanding warrants to acquire the Company's common stock as of July 31, 1999 and 1998 are as follows:

                                             1999        1998
                                             ----        ----
     Exercise price:
     Less than $1.00                         83,579      83,579
     $1.00 - $10.99                         397,302     397,302
     @$11.00                                513,271     513,271
                                            -------     -------
                                            994,152     994,152
                                            =======     =======

789,382 of the warrants expire during 2001, and 204,770 expire in 2005.

7.   Income Taxes

The provision for federal and state income taxes exclusive of taxes related to the extraordinary loss consist of the following (in thousands):

                          Year Ended July 31,
                        1999     1998     1997
                        ----     ----     ----
Current:
   Federal             $(230)   $ 554    $ 482
   State                 (50)     122       71
   Other                   -        -       22
NOL utilization            -     (358)    (225)
                       -----    -----    -----
                        (280)     318      350
Deferred:
   Federal and state     280       25     (294)
   Other                   -        -      (11)
                       -----    -----    -----
                         280       25     (305)
                       -----    -----    -----
                       $   -    $ 343    $  45
                       =====    =====    =====

The following is a reconciliation of the provision for income taxes from continuing operations to the provision calculated at the statutory rate (in thousands):

                                                      Year Ended July 31,
                                                    1999       1998       1997
                                                    ----       ----       ----
Provision for income taxes at federal statutory
   rate                                           $  (592)   $   149    $(1,498)
State taxes, net of federal income tax benefit       (122)        20       (265)
Write off non-deductible in process R&D                 -          -      1,025
Non deductible merger costs                             -          -        474
Non-deductible amortization costs                     474        512        346
Changes in valuation allowance                        172       (358)         -
Other                                                  68         20        (37)
                                                  -------    -------    -------
                                                  $     -    $   343    $    45
                                                  =======    =======    =======

The Company paid income taxes of $761,700, $508,000, and $551,900 for the years ended July 31, 1999, 1998, and 1997, respectively.

The Company provides deferred income taxes for temporary differences between the book basis of assets and liabilities for financial purposes and the basis of assets and liabilities for tax return purposes. Deferred tax assets and liabilities were as follows at July 31, 1999 and 1998 (in thousands):

                                                            July 31,
                                                         1999       1998
                                                         ----       ----
     Net operating loss and tax credits carryforward   $ 2,391    $ 1,939
     Inventory valuation                                   113         95
     Uniform inventory capitalization                      530        427
     Postretirement benefits                               281        264
     Vacation expense                                      136         83
     Restructuring charge                                   51         47
     Product exchange reserve                              139        566
     Other                                                 233        179
     Valuation allowance                                (1,909)    (1,939)
                                                       -------    -------

     Deferred tax asset                                $ 1,965    $ 1,661
                                                       =======    =======

     Depreciation                                      $(1,666)   $(1,594)
     Patent costs                                         (127)      (137)
     Other                                                   -        (38)
                                                       -------    -------

     Deferred tax liability                            $(1,793)   $(1,769)
                                                       =======    =======

At July 31, 1999, the Company has net operating losses (NOLs) available for future use of approximately $5.8 million. These NOLs begin to expire in 2005.


8.   Employee Retirement Plans

Pension and Savings Plans

The Company maintains a profit sharing thrift plan covering all full-time employees. Annual contributions under the plan may be made up to 6.6% of the base annual salary of all plan participants not covered by a collective bargaining agreement. Plan benefit allocations are based on the participants' annual compensation. The Company made no contributions in fiscal 1999, 1998, or 1997. As part of this profit sharing thrift plan, eligible employees may elect to contribute up to 12% of their base salary to the plan. The Company matches a portion of the contributions by employees not covered by a collective bargaining agreement. The Company match amounted to $153,600, $151,300, and $152,000 in fiscal years 1999, 1998, and 1997, respectively.

The Company also made payments to a pension plan for its full-time employees in St. Louis, Missouri covered by a collective bargaining agreement. Contributions to this plan resulted in expense of $103,400, $101,700, and $92,000 in fiscal years 1999, 1998, and 1997, respectively.

Other Postretirement Benefits

The Company sponsors a postretirement benefit plan (the "Plan") to provide certain medical and life insurance benefits to retirees, their spouses and dependents. Employees who terminated from active service after March 1992 and are at least 60 years of age, but no more than age 65, with 20 years service, are eligible for medical coverage. Employees who reached age 50 prior to April 1, 1992, who retire after March 31, 1992 before reaching age 65 and who have at least 2 years service are eligible for medical coverage. Employees who terminated from active service prior to April 1, 1992 and were at least 55 years of age, but no more than age 65, with 10 years service, are eligible for medical and life insurance coverage. The Plan is contributory for medical benefits based on the retiree's years of service and is noncontributory for life insurance benefits. The Company funds its obligations under the Plan as incurred.

The following table sets forth the Plan's funded status (in thousands):

                                                       1999     1998
                                                       ----     ----
     Benefit obligation at the beginning of the year   $ 945    $ 828
     Service cost                                         34       29
     Interest cost                                        71       67
     Actuarial (gain)/loss                               (13)      61
     Benefits paid                                       (46)     (40)
                                                       -----    -----
     Benefit obligation at the end of the year           991      945

     Unrecognized prior service cost                     (33)     (42)
     Unrecognized net gain                               391      446
     Unrecognized transition obligation                 (628)    (673)
                                                       -----    -----

     Accrued benefit costs                             $ 721    $ 676
                                                       =====    =====

The Company recognized net periodic postretirement expense of $111,000, $91,000 and $153,000 for the years ended July 31, 1999, 1998 and 1997, respectively, as follows (in thousands):

                                                      1999     1998     1997
                                                      ----     ----     ----

Service cost-benefits attributed to service during
  periods                                             $  34    $  29    $  48
Interest cost on accumulated postretirement benefit
  obligation                                             71       67      112
Amortization of prior service                             9        9        9
Amortization of net gain                                (48)     (59)     (61)
Amortization of transition obligation                    45       45       45
                                                      -----    -----    -----
Net periodic postretirement benefit cost              $ 111    $  91    $ 153
                                                      =====    =====    =====

For measurement purposes, an 8.5% annual rate of increase in cost of health care was assumed for fiscal 1999; the rate was assumed to decrease gradually to 5% by 2005 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing assumed health care cost by 1% in each year would increase the accumulated postretirement benefit obligation as of July 31, 1999 by $204,000 and the aggregate of the service and interest cost component of net periodic postretirement benefit cost by $30,000 for the year ended July 31, 1999. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% for 1999 and 1998.

9.   Commitments and Contingencies

Leases

The Company has various commitments under operating leases through 2014 relating to computer hardware and software, its pharmaceutical manufacturing facility and warehouses in St. Louis, Missouri, its facility in the United Kingdom, a new facility in Belfast, Northern Ireland, and administrative offices in Columbia, Maryland and St. Louis, Missouri.

Future minimum rentals as of July 31, 1999 under noncancellable leases are as follows (in thousands):

                                    Operating      Sublease
      Year Ending July 31,           Leases         Revenue
      --------------------           ------         -------
      2000                            $1,443        $  330
      2001                             1,298           330
      2002                               913           165
      2003                               574             -
      2004                               574             -
      Thereafter                       3,933             -
                                      ------        ------
                                      $8,735        $  825
                                      ======        ======

The Company incurred net rental expense of $1,066,200, $986,200 and $825,400 in 1999, 1998 and 1997, respectively.

Sales/Leaseback of Corporate Headquarters Building

In connection with the December 1988 sale of the Company's former headquarters building in Bethesda, Maryland, the Company's obligations under the Leasehold Deed of Trust ("Ground Lease") were assigned to and assumed by the purchaser of the building. The Company remains contingently liable under the Ground Lease. The annual commitment under the Ground Lease aggregated $154,000 in 1999 (adjusted for increases in the Consumer Price Index) and extends until the year 2042.

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

Employee Contracts

The Company has an agreement with a key employee which provides for certain benefits should the employee be terminated within the term of the agreement for other than specified reasons. The Company also has agreements with certain key employees which provide for certain benefits should the employees be terminated within a two year period subsequent to a change of control (as defined by the agreements) for other than specified reasons. Benefits to be provided under these agreements include continued life, disability, accident and health insurance coverage for a period of two years and a severance payment up to 100-200% of the employee's annual base compensation. Additionally, all stock options held by the employee become immediately exercisable and any restrictions on transfer of the Company's stock held by the employee shall lapse. These arrangements renew for three-year periods unless timely notice of non-renewal is given. The maximum contingent liability under these agreements at July 31, 1999 aggregates $1,380,000.


10.  Industry Segment Information

The Company operates in two industry segments: injection therapy and cardiac monitoring. Both segments include the design, development, manufacture and sale of medical products and related services, with a major focus on safe and convenient participation by the patient. The cardiac monitoring business unit operates in N. Ireland with most of its revenue generated overseas. At this time, the cardiac monitoring segment does not qualify for separate segment reporting due to immateriality.


11.  Significant Customers & Foreign Operations

Financial information relating to major customers and export sales follows (in thousands):

                                                   1999      1998      1997
                                                   ----      ----      ----
Sales to major U.S. customers:
   U.S. Department of Defense                     $20,698   $16,939   $13,116
   Dey L.P.                                        11,449    20,734    15,028
   Other                                            4,270     1,730     5,051
                                                  -------   -------   -------
Total                                              36,417    39,403    33,195

Export sales:
   Contract sales to the Governments of foreign
     countries                                      2,474     1,565     4,709
   Other                                            1,839     3,700     2,761
                                                  -------   -------   -------
Total export sales                                  4,313     5,265     7,470
                                                  -------   -------   -------
Total net sales                                   $40,730   $44,668   $40,665
                                                  =======   =======   =======

The Company extends credit to domestic customers and generally requires a letter of credit for export sales.

At July 31, 1999 and 1998, the Company had 56% and 78%, respectively, of its accounts receivable from two customers, Dey and the U.S. government. Dey's parent is a shareholder of the Company.

The Company operates subsidiaries in the U.K which represent 8.5% and 8.1% of the Company's sales and total assets, respectively.

12.  Product Exchange/Recall

On May 8, 1998, the Company announced a voluntary Class I recall of 47 lots of its EpiPen and EpiPen Jr. auto-injectors (approximately 1,000,000 units) because some may not provide effective doses of medication. The original estimated cost of the recall was $2.2 million and was included in third quarter 1998 results. During the fourth quarter, management revised the estimate and increased the provision by $0.5 million, bringing the total expense for fiscal 1998 to $2.7 million. Included in this cost is the direct cost of the actual returned products as well as cash costs incurred by the distributor which are paid for by shipment of additional product units. The provision provides for the Company's expense at its cost. Management has performed an analysis of potential costs of the recall and made their best estimate regarding these costs. Actual costs could differ materially from management's estimates. The Company has provided $454,000 in the fourth quarter of fiscal 1999 for what its believes to be the final costs of the recall.

The Company had $3.2 million and $1.3 million of EpiPen shipments during fiscal 1999 and 1998, respectively, to satisfy cash costs incurred by the distributor for the 1998 EpiPen recall and the 1997 EpiEZPen voluntary exchange program.

On October 8, 1997, the Company announced a product exchange program for all of its EpiEZPen(R) product sold since March 1996 (approximately 500,000 units). This exchange program was initiated after a minimal amount of units (less than
 .001 percent) were returned for premature activation in the package. The estimated cost of the exchange program was $1.5 million and was included in fiscal 1997 results of operations. Actual costs through July 31, 1999 have not differed materially from management's estimates.

13.  Quarterly Operating Results (unaudited)

         (in thousands, except per share data)
                                                                         Quarter Ended
                                               ----------------------------------------------------------------------

Fiscal Year 1999                               Oct. 31, 1998     Jan. 31, 1999      Apr. 30, 1999       Jul. 31, 1999
----------------                               -------------     -------------      -------------       -------------
Net sales                                         $ 10,850           $  9,824           $  9,620           $ 10,436
Cost of sales                                        6,673              7,422              7,937              5,988
                                                  --------           --------           --------           --------
Gross profit                                         4,177              2,402              1,683              4,448

Operating expenses                                   2,980              2,816              2,309              3,318
                                                  --------           --------           --------           --------

Operating income (loss)                              1,197               (414)              (626)             1,130
Other expense, net                                    (838)              (453)              (705)            (1,031)
                                                  --------           --------           --------           --------

Income (loss) before income tax                        359               (867)            (1,331)                99
Provision for income tax                                93                (93)                 -                  -
                                                  --------           --------           --------           --------

Net income (loss)                                 $    266           $   (774)          $ (1,331)          $     99
                                                  ========           ========           ========           ========
Net income (loss) per share                       $   0.08           $  (0.26)          $  (0.44)          $   0.03
                                                  ========           ========           ========           ========
Fiscal Year 1998                               Oct. 31, 1997     Jan. 31, 1998      Apr. 30, 1998       Jul. 31, 1998
----------------                               -------------     -------------      -------------       -------------

Net sales                                        $ 10,643           $ 10,723           $ 13,430           $  9,872
Cost of sales                                       6,508              6,388              8,324              5,871
                                                 --------           --------           --------           --------
Gross profit                                        4,135              4,335              5,106              4,001

Operating expenses                                  2,629              2,852              5,340              3,689
                                                 --------           --------           --------           --------

Operating income (loss)                             1,506              1,483               (234)               312
Other expense, net                                   (705)              (490)              (707)              (727)
                                                 --------           --------           --------           --------

Income (loss) before income tax and
   extraordinary item                                 801                993               (941)              (415)
Provision for income tax                              186                354               (223)                26
Extraordinary loss, net of income taxes                                                    (494)
                                                                    --------           --------           --------

Net income (loss)                                $    615           $    639           $ (1,212)          $   (441)
                                                 ========           ========           ========           ========
Net income (loss) per share                      $   0.20           $   0.20           $  (0.41)          $  (0.15)
                                                 ========           ========           ========           ========

During the quarters ended April 30, 1998, July 31, 1998 and July 31, 1999, the Company recorded charges of $2.2 million, $500,000 and $454,000, respectively, for the estimated cost of a recall of the Company's EpiPen product.

Gross Margins for the quarters ended January 31, 1999 and April 30, 1999 were both negatively impacted by the shipment of free units to satisfy recall obligations. In addition, the gross margin for the quarter ended January 31, 1999 was affected by product mix, and that of the quarter ended April 30, 1999 was affected by a planned upgrade and renovation of the Company's clean room manufacturing facility, which caused a temporary closure of the plant.

REPORT OF INDEPENDENT AUDITORS
------------------------------
Board of Directors and Shareholders
Meridian Medical Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Meridian Medical Technologies, Inc. and subsidiaries as of July 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meridian Medical Technologies, Inc. and subsidiaries at July 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP

Washington, DC
October 22, 1999

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III
                                    --------

ITEMS 10. through 13.

Information required by Part III (Items 10 through 13) of this form 10-K is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended July 31, 1999, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS FORM 8-K

(a) The following documents are included under Item 8 in this report:

         1.       Financial Statements:

                  Consolidated Balance Sheets at July 31, 1999 and 1998

                  Consolidated Statements of Operations for the years ended July
                     31, 1999, 1998, and 1997.

                  Consolidated Statements of Shareholders' Equity for the years ended July 31, 1999, 1998, and 1997.

                  Consolidated Statements of Cash Flows for the years ended July
                     31, 1999, 1998, and 1997.

                  Notes to Consolidated Financial Statements

                  Report of Independent Auditors

                  The above-listed financial statements are included in Item 8 to this Form 10-K.

         2.       Financial Statement Schedule:

                  The following financial statement schedule immediately
                     precedes the signatures to this report:

                           Schedule II - Valuation and Qualifying Accounts

                  Allother schedules are omitted because they are immaterial, not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

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

(10.18.1)         Second Amendment to Credit Agreement, date September 2, 1997 between Meridian Medical Technologies, Inc. and Internationale
                  Nederlanden (U.S.) Capital Corporation. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 (File No. 0-5958).

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

(10.30) Warrant Agreement dated as of April 30, 1998. Incorporated by reference to the Company's Form 10-Q for the quarter ended April 30, 1998.

(10.31) First Amendment to the Note and Warrant Purchase Agreement dated October 15, 1998. Incorporated by reference to the Company's Form 10-K for the year ended July 31, 1998.

(10.32) Fifth Amendment to the Credit Agreement dated October 15, 1998. Incorporated by reference to the Company's Form 10-K for the year ended July 31, 1998.

(10.33)           Contract SP0200-99-D-0007 dated July 30, 1990 between the U.S.
                  Government (Defense Personnel Support Center) and the Company. Filed herewith.

(10.34) Form of Change of Control Agreement between the Company and Dr. Gerald L. Wannarka and Mr. Peter A. Garbis dated October 26, 1998, and between the Company and Mr. Dennis P. O'Brien dated March 8, 1999. Filed herewith. *

(10.35) Sixth Amendment to the Credit Agreement dated November 6, 1998 between the Company and and Internationale Nederlanden (U.S.) Capital Corporation. Filed herewith.

(10.36) Waiver and Amendment Agreement dated June 14, 1999 between the Company and Nomura Holding America Inc. Filed herewith.

(22) A list of the Company's subsidiaries is not provided because they, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as of the end of the year covered by this report.

(23.1)            Consent of Independent Auditors. Filed herewith.

(24.0)            Power of Attorney of the Company's Directors. Filed herewith.

(27.0)            Financial Data Schedule dated July 31, 1999. Filed herewith.

*Management contract, compensatory plan or arrangement.

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarter ended July 31, 1999.

                                                                     SCHEDULE II
MERIDIAN MEDICAL TECHNOLOGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS

                                                               Additions           Additions
                                            Balance at         Charged to          Charged to
                                           Beginning of          other             Costs and       Write-off            Balance at
                                              Period            Accounts            Expenses       Deductions         End of Period
                                           ------------         --------            --------       ----------         -------------
For the year ended July 31, 1999
   Allowance for doubtful accounts          $324,800           $        -          $141,700       $         -          $466,500
   Inventory reserves                       $458,900           $        -          $ 45,800          $ 66,700          $438,000
   Restructuring reserves                   $121,800           $        -          $ 80,000          $ 67,500          $134,300
                                            ========          ===========          ========          ========          ========

For the year ended July 31, 1998
   Allowance for doubtful accounts          $247,800           $        -          $ 76,980       $         -          $324,800
   Inventory reserves                       $546,300           $        -          $ 92,600          $180,000          $458,900
   Restructuring reserves                   $123,800           $        -          $      -          $  2,000          $121,800
                                            ========          ===========          ========          ========          ========

For the year ended July 31, 1997
   Allowance for doubtful accounts          $ 45,000           $        -          $292,000          $ 89,200          $247,800
   Inventory reserves                       $293,500           $        -          $695,200          $442,400          $546,300
   Restructuring reserves                   $640,400           $        -          $ 64,300          $580,900          $123,800
                                            ========          ===========          ========          ========          ========

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

Dated:  October 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/S/ JAMES H. MILLER                                 Chairman of the Board                    October 29, 1999
-----------------------------                       President and Director
James H. Miller                                     (Principal Executive Officer)


/S/ DENNIS P. O'BRIEN                               Vice President of Finance               October 29, 1999
-----------------------------                       (Principal Financial and
Dennis P. O'Brien                                   Accounting Officer)


         *                                          Director                                 October 29, 1999
-----------------------------
    Bruce M. Dresner


         *                                          Director                                 October 29, 1999
-----------------------------
    Robert G. Foster


         *                                          Director                                 October 29, 1999
-----------------------------
    David L. Lougee


         *                                          Director                                 October 29, 1999
-----------------------------
    E. Andrews Grinstead, III


* - By: /S/  JAMES H. MILLER                                                                 October 29, 1999
-----------------------------
         James H. Miller
         Attorney-in-fact

                                  EXHIBIT INDEX
                                  -------------

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

(10.18.1)         Second Amendment to Credit Agreement, date September 2, 1997 between Meridian Medical Technologies, Inc. and Internationale
                  Nederlanden (U.S.) Capital Corporation. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 (File No. 0-5958).

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

(10.29) Note and Warrant Purchase Agreement dated as of April 30, 1998. Incorporated by reference to the Company's Form 10-Q for the quarter ended April 30, 1998.

(10.29)           Registration Rights Agreement dated as of April 30, 1998.
                  Incorporated by reference to the Company's Form 10-Q for the quarter ended April 30, 1998.

(10.30) Warrant Agreement dated as of April 30, 1998. Incorporated by reference to the Company's Form 10-Q for the quarter ended April 30, 1998.

(10.31) First Amendment to the Note and Warrant Purchase Agreement dated October 15, 1998. Incorporated by reference to the Company's Form 10-K for the year ended July 31, 1998.

(10.32) Fifth Amendment to the Credit Agreement dated October 15, 1998. Incorporated by reference to the Company's Form 10-K for the year ended July 31, 1998.

(10.33)           Contract SP0200-99-D-0007 dated July 30, 1990 between the U.S.
                  Government (Defense Personnel Support Center) and the Company. Filed herewith.

(10.34) Form of Change of Control Agreement between the Company and Dr. Gerald L. Wannarka and Mr. Peter A. Garbis dated October 26, 1998, and between the Company and Mr. Dennis P. O'Brien dated March 8, 1999. Filed herewith. *

(10.35) Sixth Amendment to the Credit Agreement dated November 6, 1998 between the Company and Internationale Nederlanden (U.S.) Capital Corporation. Filed herewith.

(10.36) Waiver and Amendment Agreement dated June 14, 1999 between the Company and Nomura Holding America Inc. Filed herewith.

(22) A list of the Company's subsidiaries is not provided because they, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as of the end of the year covered by this report.

(23.1)            Consent of Independent Auditors.  Filed herewith.

(24.0)            Power of Attorney of the Company's Directors. Filed herewith.

(27.0)            Financial Data Schedule dated July 31, 1999. Filed herewith.

*Management contract, compensatory plan or arrangement.