Form 10-Q
period 1999-10-31
MERIDIAN MEDICAL TECHNOLOGIES INC
filed 1999-12-15
CIK 95676

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1999


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

                        YES [X]        NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding as of December 15, 1999
----------------------------                 -----------------------------------
Common Stock, $.10 par value                            2,994,930 Shares

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

                                                                                                               Page No.
                                                                                                               --------
PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.      Consolidated Financial Statements

                 Consolidated Balance Sheets as of
                    October 31, 1999 and July 31, 1999............................................................... 4

                 Consolidated Statements of Operations for
                    the Three Months Ended October 31, 1999 and 1998 ................................................ 5

                 Consolidated Statements of Cash Flows for
                    the Three Months Ended October 31, 1999 and 1998................................................. 6

                 Notes to Consolidated Financial Statements.......................................................... 7

ITEM 2.          Management's Discussion and Analysis of Financial
                     Condition and Results of Operations............................................................. 8

ITEM 3          Quantitative and Qualitative Disclosures About Market Risk.......................................... 11

PART II. OTHER INFORMATION
--------------------------

ITEM 6.          Exhibits and Reports on Form 8-K................................................................... 12

SIGNATURES.......................................................................................................... 13

EXHIBIT INDEX....................................................................................................... 14

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

                                  INTRODUCTION

Meridian Medical Technologies, Inc. ("MMT', "Meridian", or the "Company") is a medical device and drug delivery system company focusing on Early Intervention Healthcare and Emergency Medical Technologies. The Company has three areas of business. The Injectable Drug Delivery Systems business focuses on injectable drug delivery devices with an emphasis on commercial auto-injectors. This business also supplies customized drug delivery system design, pharmaceutical research and development, and sterile product manufacturing to pharmaceutical and biotechnology companies. The Cardiopulmonary Systems business focuses on non-invasive cardiac diagnostics and telemedicine. The Cardiopulmonary Systems business is preparing to begin the European distribution phase for the PRIME ECG system, an 80-lead cardiac mapping system designed for rapid and improved diagnostic accuracy of cardiac ischemia. Multiple distributors in major western European markets are being targeted and, subject to the completion of negotiations and execution of distribution agreements, will become distributors of the system over the coming months. A U.S. based FDA clinical study of the PRIME ECG system began in November 1999. Meridian intends to complete the U.S. clinical study by the fourth quarter of fiscal 2000. Subject to a successful completion of the clinical, a 510(k) application will be made to the FDA for approval to market the product in the U.S. The Government Systems business focuses on the world-wide market for auto-injectors used for self-administration of nerve agent antidotes, morphine and diazepam, and markets to the U.S. and allied governments, as well as local governments for civil defense applications.

                           FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to financial performance and other financial and business matters. Forward-looking statements are typically identified by future or conditional verbs or similar expressions regarding events that have yet to occur. These forward-looking statements are based on the Company's current expectations and are subject to numerous assumptions, risks and uncertainties. The following factors, among others, could cause actual results to differ materially from forward-looking statements: (i) economic and competitive conditions in markets and countries where the Company offer products and services; (ii) changes in capital availability or costs;
(iii) fluctuations in demand, including changes in government procurement policy; (iv) technological challenges associated with the development and manufacture of current and anticipated products; (v) commercial acceptance of auto-injectors and competitive pressure from traditional and new drug delivery methods; (vi) delays, costs and uncertainties associated with government approvals required to market new drugs and medical devices; (vii) availability of raw materials in adequate quantities at reasonable prices and sufficient quality; (viii) costs of the Company's EpiPen voluntary recall and/or EpiEZPen voluntary product exchange associated with differences from management's estimate of the number of returned units, total costs or adverse impact on future sales; (ix) success and timing of cost reduction programs; (x) adequacy of product liability insurance; (xi) factors related to PRIME ECG including successful product completion, results of clinical testing and applications for regulatory approvals, degree of market acceptance and ability to obtain strategic alliances; (xii) expiration of patents and the ability of competitors to design around the Company's patent protection; and (xiii) factors relating to Year 2000 issues. Additional information is included in our Annual Report on Form 10-K. Meridian assumes no duty to update forward-looking statements.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1.  Financial Statements

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                       -----------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                        (In thousands, except share data)
                        ---------------------------------

                                                                        October 31,      July 31,
                             Assets                                        1999            1999
                             ------                                     -----------      --------
Current assets:
  Cash and cash equivalents                                            $      432      $      227
  Restricted cash                                                             280             278
  Receivables, less allowances of $544 and $467, respectively               9,624           9,557
  Inventories                                                               8,122           6,889
  Deferred income taxes                                                     1,965           1,965
  Prepaid income taxes                                                        316             546
  Other current assets                                                        700             771
                                                                       ----------      ----------
       Total current assets                                                21,439          20,233
                                                                       ----------      ----------

  Property, plant and equipment                                            21,835          21,407
       Less - Accumulated depreciation                                      5,996           5,581
                                                                       ----------      ----------
       Net property, plant and equipment                                   15,839          15,826
                                                                       ----------      ----------

  Deferred financing fees                                                     738             749
  Capitalized software costs                                                1,588           1,588
  Excess of cost over net assets acquired, net                              7,138           7,403
  Other intangible assets, net                                              1,869           1,952
                                                                       ----------      ----------

       Total assets                                                    $   48,611      $   47,751
                                                                       ==========      ==========

              Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable and other accrued liabilities                      $    7,693      $    7,080
   Note payable to bank                                                     7,403           7,317
   Customer deposits                                                           54              54
   Current portion of long-term debt                                        1,370           1,409
                                                                       ----------      ----------
       Total current liabilities                                           16,520          15,860
                                                                       ----------      ----------

   Long-term debt - notes payable, net of discount                         17,393          17,582
   Long-term debt - other                                                      33              57
   Deferred income taxes                                                    1,793           1,793
   Other non-current liabilities                                              754             721

Shareholders' equity:
   Common stock
     Par value $.10 per share; 18,000,000 shares authorized;
       2,994,930 and 2,994,930 shares issued and outstanding                  299             299
   Additional capital                                                      32,187          32,187
   Cumulative translation adjustment                                            3             (14)
   Accumulated deficit                                                    (20,097)        (20,451)
   Unearned stock option compensation                                         (61)            (70)
   Treasury stock, at cost                                                   (213)           (213)
                                                                       ----------      ----------
        Total shareholders' equity                                         12,118          11,738
                                                                       ----------      ----------

   Total liabilities and shareholders' equity                          $   48,611      $   47,751
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
                      -------------------------------------

                                                            Three Months Ended
                                                                 October 31,
                                                           1999            1998
                                                           ----            ----

Net sales                                             $  11,755       $  10,850
Cost of sales                                             7,067           6,673
                                                      ---------       ---------
Gross profit                                              4,688           4,177

Selling, general, and administrative expenses             1,883           1,830
Research and development expenses                           517             248
Depreciation and amortization                               806             902
                                                      ---------       ---------
                                                          3,206           2,980
                                                      ---------       ---------

Operating income                                          1,482           1,197

Other (expense) income:
   Interest expense                                        (843)           (848)
   Other (expense) income                                   (58)             10
                                                      ---------       ---------
                                                           (901)           (838)
                                                      ---------       ---------

Income before income taxes                                  581             359

Provision for income taxes                                  227              93
                                                      ---------       ---------

Net income                                            $     354       $     266
                                                      =========       =========

Net income per share:
    Basic                                             $     .12       $     .09
                                                      =========       =========
    Diluted                                           $     .11       $     .08
                                                      =========       =========

Weighted average shares:
    Basic                                                 2,994           2,991
    Diluted                                               3,189           3,281

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
                                 --------------

                                                                Three Months Ended
                                                                    October 31,
                                                               1999           1998
                                                               ----           ----
OPERATING ACTIVITIES:
   Net income                                                $      354     $       266
   Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
     Depreciation and amortization                                  806             902
     Amortization of notes payable discount and deferred
       financing fees                                                92             111
   Changes in assets and liabilities
       Receivables                                                 (144)           (922)
       Inventories                                               (1,233)         (2,379)
       Other current assets                                         301              27
       Accounts payable and other accrued liabilities               646              48
   Other                                                             60              48
                                                             ----------     -----------
Net cash provided by (used for) operating activities                882          (1,899)

INVESTING ACTIVITIES
    Purchase of fixed assets                                       (428)           (265)
    (Increase) decrease in restricted cash                           (2)             (2)
                                                             ----------     -----------
Net cash used for investing activities                             (430)           (267)

FINANCING ACTIVITIES
    Net proceeds from line of credit                                 86           2,303
    Net (payment) on long-term debt                                (313)              -
    Net (payment) proceeds on other long-term debt                    -             (83)
    Payment of financing fees                                       (20)              -
                                                             ----------     -----------
Net cash provided by (used for) financing activities               (247)          2,220
                                                             ----------     -----------
Net increase in cash                                                205              54
Cash at beginning of period                                         227             284
                                                             ----------     -----------
Cash at end of period                                        $      432     $       338
                                                             ==========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of October 31, 1999, and the results of its operations and cash flows for the three month periods ended October 31, 1999 and 1998. The results of operations for the three month period ended October 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2000.


2.       Inventories consisted of the following:

                                                   October 31,         July 31,
                                                      1999               1999
                                                      ----               ----

         Components and subassemblies             $    5,320          $   3,667
         Work in process                               2,587              3,325
         Finished goods                                  553                335
                                                  ----------          ---------
                                                       8,460              7,327
         Less: inventory valuation allowance            (338)              (438)
                                                  ----------          ---------
                                                  $    8,122          $   6,889
                                                  ==========          =========


3.       A reconciliation of net income to comprehensive income is as follows:

                                                  Three Months Ended October 31,
                                                           1999         1998
                                                           ----         ----

          Net income                                      $  354       $  266
          Foreign exchange translation adjustment             17           60
                                                          ------       ------
          Comprehensive income                            $  371       $  326
                                                          ======       ======

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Quarter in Review

MMT's net income was $354,000($.12 basic and $.11 diluted earnings per share) on sales of $11.8 million for the quarter ended October 31, 1999, the first quarter of fiscal 2000. This compares with net income of $266,000 ($0.09 basic and $.08 diluted earnings per share) on sales of $10.9 million in the same period of fiscal 1999.
This represents a 33% increase in net income and an 8% increase in sales.

Revenues of MMT's three areas of business and total gross profit for the quarters ended October 31, 1999 and 1998 are as follows:

                                      Three months ended October 31,
           ($thousands)                  1999                  1998
                                         ----                  ----

Drug Delivery Systems               $     6,123           $     6,021
Government Systems                        5,491                 4,676
Cardiopulmonary Systems                     141                   153
                                    -----------           -----------

Total Revenues                           11,755                10,850
                                    ===========           ===========

Gross Profit                        $     4,688           $     4,177
                                    ===========           ===========

Gross Profit %                             39.9%                 38.5%


Drug Delivery Systems business revenue in the fiscal first quarter ended October 31, 1999 was $6.1 million, $0.1 million higher than in the comparable prior year period. The 2% increase in revenue resulted from a consistent level of EpiPen sales and higher R&D and pharmaceutical manufacturing revenues. First quarter activities of the Drug Delivery Systems business included a continuation of the FDA approval process for generic drugs under the alliance with Mylan Laboratories with revenues continuing into fiscal 2000. This resulted in the approval of the third generic drug in November 1999. The Company believes demand for the EpiPen product line is strong and expects sales to reach a record level in fiscal 2000.

Government Systems revenues were $5.5 million in the first quarter of fiscal 2000 compared to $4.7 million in the prior year comparable period. The 17% higher revenues resulted primarily from increased fees under the renewed base maintenance contract with the U.S. DoD, as well as higher sales to foreign governments. The Company continues to develop the multi-chambered auto-injector
(MA), the next-generation military drug delivery system. The MA features a dual chamber that allows the automatic injection of two drugs in succession using the same device. A New Drug Application (NDA) for the MA has been submitted to the FDA. Production is anticipated to begin in the first half fiscal 2001, subject to the requisite approvals and government purchase orders.

Cardiopulmonary Systems revenues were $141,000 in the current year fiscal first quarter compared to $153,000 in the prior year fiscal first quarter. The revenues reflected fairly consistent sales of the Company's telemedicine line of products. MMT received clearance from the FDA of its Investigative Device Evaluation (IDE) application in September to begin clinical trials on the PRIME ECG cardiac mapping system. The PRIME ECG is a unique, 80-lead electrocardiac mapping system that offers the potential to significantly improve the diagnosis and treatment of heart disease. Clinical trials began in November 1999 at the Medical College of Virginia, and the Company intends to complete the trials and submit results to the FDA for marketing approval by the end of fiscal 2000.

Gross profits were $4.7 million or 39.9% of revenues during the first quarter of 2000, up from the 38.5% reported for the prior year comparable period.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

Operating costs were $3.2 million in the fiscal 2000 first quarter, $226,000 higher than in the first quarter of last year. Selling, general and administrative expenses (SG&A) were at a consistent level with the same period last year. The Company is not presently capitalizing any software development costs related to PRIME as the product progresses through U.S. clinical trials. R&D expenses for the first quarter increased by $269,000 reflecting the absence of this cost capitalization, which was $373,000 in the first quarter of last year.

Interest expense was $843,000 in the first quarter of fiscal 2000, consistent with that of the comparable prior year period.

The provision for income taxes in the first quarter of fiscal 2000 was $227,000 reflecting an estimated effective tax rate of 39% for the year. The tax provision incorporates estimated benefits from utilization of operating loss carryforwards, offset by permanent book to tax differences.

Liquidity and Capital Resources

Total cash as of October 31, 1999 was $432,000, an increase of $205,000 from the prior year ended July 31, 1999. The Company generated $882,000 of cash from operations in the first quarter of fiscal 2000 attributable mostly to net income plus non-cash expenses. Investing activities in the three months of fiscal 2000 used $430,000 of cash for capital additions. Financing activities used $247,000, primarily due to a scheduled principal payment on the term loan from ING CAPITAL. Availability under the working capital lines of credit was $1.3 million at October 31, 1999.

Working capital at October 31, 1999 was $4.9 million, up from $4.4 million at July 31, 1999. The increase was primarily attributable to higher inventories ($1.2 million) partially offset by higher accounts payable and other accrued liabilities ($613,000). At October 31, 1999, accounts receivable were $9.6 million, representing 73 days-sales-outstanding, and inventories were $8.1 million representing a turn-over rate of 3.8 times per year.

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

Assessment Phase - As part of the assessment phase of its program, the Company has attempted to identify substantially all of the major components of the systems described above. In order to determine the extent that such systems are vulnerable to the Year 2000 issue, a Y2K three-tier matrix was applied to MMT systems. Tier-one systems are mission critical and tier-two systems are critical business operations. Mission-critical (Tier 1) can be defined as extended downtime (1+ hr.) for 30 or more employees. Downtime for 5-30 employees lasting from 2 to 24 hours is categorized as critical (Tier 2). The last tier, three, is for productivity systems that are important to the ongoing improvement of the business; MMT however, could operate without these systems for a period of time
(days).

Remediation and Testing Phase - Based upon the results of its assessment efforts, the Company has undertaken remediation and testing activities which are intended to address potential Year 2000 problems in computer

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

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

It was determined that all MMT systems had a completed plan and are Y2K compliant, as of the date of this filing, with the exception of minor remediation efforts in Tier 3 that will be completed during December 1999. The following summarizes the efforts being made:

         a.   Y2K readiness is complete for all Tier 1 and Tier 2 systems.

         b. MMT is a medium-sized company with packaged software purchased from reliable vendors. The vendor supplies Y2K compliant programs and all released Y2K upgrades have been applied to the MMT systems.

         c. MMT has no Tier 1 or 2 systems that are proprietary or custom designed that need to be fixed internally.

         d. All Tier 1 and 2 systems are supported by vendor contracts or through excellent relationships with MMT. All contracts for Tier 1 and 2 systems are through the year 2000.

         e. Vendors supplying components or PLCs have submitted documentation to MMT concerning their Y2K readiness.

         f. Programmable Logic Controllers (PLC), Lab and testing equipment used with machinery that produces MMT product could malfunction and stop production. All PLCs, Lab and testing equipment is Y2K ready.

         g. Low risk Tier 3 systems have been addressed. Y2K readiness will be complete prior to year-end for Tier 3.

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

Costs Related to the Year 2000 Issue - To date, the Company's costs, which have been expensed as incurred, have amounted to $178,000. The costs and timetable in which the Company completes the Year 2000 readiness activities are based on management's best estimates, which are derived using numerous assumptions, including the continued availability of certain resources, third-party readiness plans and other factors. The Company can make no guarantees and actual results could differ from such plans.

Risks Related to the Year 2000 Issue - Although the Company's Year 2000 efforts have been intended to minimize the adverse effects of the Year 2000 issue on the Company's business and operations, the actual effects of the issue and the success or failure of the Company's efforts described above cannot be known until the year 2000 occurs. Failure by the Company and its major suppliers, other material service providers and major distributors to address adequately their respective Year 2000 issues in a timely manner (insofar as such issues relate to the Company's business) could have a material adverse effect on the Company's business, results of operations and financial condition.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company's earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies, as a result of transactions in foreign markets. At October 31, 1999, the result of a uniform 10% strengthening or weakening in the value of the dollar relative to the currencies in which the Company's transactions are denominated would have resulted in an immaterial increase or decrease in operating income for the three months ended October 31, 1999. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' services become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

While the Company is exposed to changes in interest rates as a result of its outstanding debt, the Company does not currently utilize any derivative financial instruments related to its interest rate exposure. Total short-term and long-term debt outstanding at October 31, 1999 was $26.5 million, consisting of $12.2 million in variable rate borrowing and $14.3 million in fixed rate borrowing. At this level of variable rate borrowing, a hypothetical 10% increase in interest rates would have decreased pre-tax earnings by approximately $29,000 for the three months ended October 31, 1999. At October 31, 1999, the fair value of the Company's fixed rate debt outstanding was estimated at $15.0 million. A hypothetical 10% change in interest rates would not result in a material change in the fair value of the Company's fixed rate debt.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K:

(a)      Exhibits:

         Exhibit 10.1 Agreement by and between Survival Technology, Inc. and EM Industries, Inc., dated as of October 21, 1996

         Exhibit 10.2 Waiver and Amendment Agreement dated October 29, 1999 between the Company and Nomura Holding America Inc.

         Exhibit 10.3 Seventh Amendment to the Credit Agreement dated October 29, 1999 between the Company and ING (U.S.) Capital Corporation.

         Exhibit 27    Financial Data Schedule

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the three months ended October 31, 1999.

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q


                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                        -----------------------------------
                                                 Registrant


          December 15, 1999             By:  /S/ James H. Miller
          -----------------                  ----------------------------------
                 Date                             James H. Miller
                                                  President and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)


          December 15, 1999             By:  /S/ Dennis P. O'Brien
          -----------------                  ----------------------------------
                 Date                            Dennis P. O'Brien
                                                 Vice President-Finance
                                                 and Chief Financial Officer
                                                 (Principal Financial and
                                                  Accounting Officer)

                                  EXIBIT INDEX


Exhibit No.                         Description of Exhibit
-----------                         ----------------------

(10.1) Agreement by and between Survival Technology, Inc. and EM Industries, Inc., dated as of October 21, 1996

(10.2) Waiver and Amendment Agreement dated October 29, 1999 between the Company and Nomura Holding America Inc.

(10.3) Seventh Amendment to the Credit Agreement dated October 29, 1999 between the Company and ING (U.S.) Capital Corporation.

(27.0)            Financial Data Schedule