Form 10-Q
period 2000-01-31
MERIDIAN MEDICAL TECHNOLOGIES INC
filed 2000-02-28
CIK 95676

================================================================================

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2000
                                                ----------------

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from: ________________ to ________________

                  Commission file number: 0-5958
                                          ------

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       52-0898764
-------------------------------                       ------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                       Identification No.)


10240 Old Columbia Road, Columbia, Maryland                 21046
-------------------------------------------              ----------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:     410-309-6830
                                                       --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          YES [X]        NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding as of February 28, 2000
----------------------------                -----------------------------------
Common Stock, $.10 par value                         2,994,930 Shares

================================================================================

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q

                                                                                                           Page No.
                                                                                                           --------

PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.      Consolidated Financial Statements

                Consolidated Balance Sheets as of
                  January 31, 2000 and July 31, 1999............................................................  4

                Consolidated Statements of Operations for
                  the Three and Six Months Ended January 31, 2000 and 1999......................................  5

                Consolidated Statements of Cash Flows for
                  the Six Months Ended January 31, 2000 and 1999................................................  6

                Notes to Consolidated Financial Statements......................................................  7


ITEM 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations..............................................................  8

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk......................................... 10

PART II. OTHER INFORMATION
--------------------------

ITEM 4.      Submission of Matters to a Vote of Security Holders................................................ 10

ITEM 6.      Exhibits and Reports on Form 8-K................................................................... 10

SIGNATURES...................................................................................................... 11

EXHIBIT INDEX................................................................................................... 12

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


                                  INTRODUCTION

Meridian Medical Technologies, Inc. ("MMT", "Meridian", or the "Company") is a medical device and drug delivery system company focusing on Early Intervention Healthcare and Emergency Medical Technologies. The Company has three areas of business. The Injectable Drug Delivery Systems business focuses on injectable drug delivery devices with an emphasis on commercial auto-injectors, the largest selling of which is the EpiPen. This business also supplies customized drug delivery system design, pharmaceutical research and development, and sterile product manufacturing to pharmaceutical and biotechnology companies. The Cardiopulmonary Systems business focuses on non-invasive cardiac diagnostics and telemedicine. The Cardiopulmonary Systems business is beginning the international distribution of the PRIME ECG system, an 80-lead cardiac mapping system designed for rapid and improved diagnostic accuracy of cardiac ischemia. Distributors in major European markets are being targeted and, subject to the completion of negotiations and execution of distribution agreements, will become distributors of the system over the coming months. A U.S. based FDA approved clinical study of the PRIME ECG system began in November 1999. Meridian intends to complete the study by the fourth quarter of calendar 2000. Subject to a successful completion of the clinical, a 510(k) application will be made to the FDA for approval to market the product in the U.S. The Government Systems business focuses on the world-wide market for auto-injectors used for self-administration of nerve agent antidotes, morphine and diazepam, and markets to the U.S. and allied governments, as well as local governments for civil defense applications.

                           FORWARD LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to financial performance and other financial and business matters. Forward-looking statements are typically identified by future or conditional verbs or similar expressions regarding events that have yet to occur. These forward-looking statements are based on the Company's current expectations and are subject to numerous assumptions, risks and uncertainties. The following factors, among others, could cause actual results to differ materially from forward-looking statements: economic and competitive conditions; capital availability or costs; fluctuations in demand for the Company's products; government procurement timing and policies; technological challenges associated with the development and manufacture of the Company's products; commercial acceptance of the Company's products; delays, costs and uncertainties associated with clinical testing and government approvals required to market new drugs and medical devices; availability and quality of raw materials; success and timing of cost reduction and quality enhancement programs; regulatory compliance; adequacy of product liability insurance; ability to obtain, timing and success of marketing representatives and strategic alliances; and adequacy of intellectual property protection. Additional information is included in our Annual Report on Form 10-K. Meridian assumes no duty to update forward-looking statements.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


PART I. FINANCIAL INFORMATION
-----------------------------
ITEM 1.  Financial Statements

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                        January 31,      July 31,
                             Assets                                        2000            1999
                             ------                                    ----------      ----------
Current assets:
  Cash and cash equivalents                                            $      458      $      227
  Restricted cash                                                             282             278
  Receivables, less allowances of $557 and $467, respectively              10,249           9,557
  Inventories                                                               9,205           6,889
  Deferred income taxes                                                     1,965           1,965
  Prepaid income taxes                                                        310             546
  Other current assets                                                        911             771
                                                                       ----------      ----------
       Total current assets                                                23,380          20,233
                                                                       ----------      ----------

  Property, plant and equipment                                            21,978          21,407
       Less - Accumulated depreciation                                      6,554           5,581
                                                                       ----------      ----------
       Net property, plant and equipment                                   15,424          15,826
                                                                       ----------      ----------

  Deferred financing fees                                                     706             749
  Capitalized software costs                                                1,588           1,588
  Excess of cost over net assets acquired, net                              6,872           7,403
  Other intangible assets, net                                              1,787           1,952
                                                                       ----------      ----------

       Total assets                                                    $   49,757      $   47,751
                                                                       ==========      ==========

              Liabilities and Shareholders' Equity
              ------------------------------------
 Current liabilities:
   Accounts payable and other accrued liabilities                      $    8,235      $    7,080
   Note payable to bank                                                     7,532           7,317
   Customer deposits                                                          567              54
   Current portion of long-term debt                                        1,268           1,409
                                                                       ----------      ----------
       Total current liabilities                                           17,602          15,860
                                                                       ----------      ----------

   Long-term debt - notes payable, net of discount                         17,203          17,582
   Long-term debt - other                                                      28              57
   Deferred income taxes                                                    1,793           1,793
   Other non-current liabilities                                              770             721

Shareholders' equity:
   Common stock
     Par value $.10 per share; 18,000,000 shares authorized;
      2,994,930 and 2,994,930 shares issued and outstanding                   299             299
   Additional capital                                                      32,187          32,187
   Cumulative translation adjustment                                           30             (14)
   Accumulated deficit                                                    (19,890)        (20,451)
   Unearned stock option compensation                                         (52)            (70)
   Treasury stock, at cost                                                   (213)           (213)
                                                                       -----------     -----------
        Total shareholders' equity                                         12,361          11,738
                                                                       ----------      ----------

   Total liabilities and shareholders' equity                          $   49,757      $   47,751
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

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)



                                                           Three Months Ended               Six Months Ended
                                                               January 31,                     January 31,
                                                           2000            1999           2000            1999
                                                           ----            ----           ----            ----

Net sales                                             $  12,066       $   9,824       $ 23,821       $  20,674
Cost of sales                                             7,296           7,422         14,363          14,095
                                                      ---------       ---------       --------       ---------
Gross profit                                              4,770           2,402          9,458           6,579

Selling, general, and administrative expenses             1,969           1,549          3,852           3,379
Research and development expenses                           716             349          1,233             597
Depreciation and amortization                               924             918          1,730           1,820
                                                      ---------       ---------       --------       ---------
                                                          3,609           2,816          6,815           5,796
                                                      ---------       ---------       --------       ---------

Operating income (loss)                                   1,161            (414)         2,643             783

Other (expense) income:
   Interest expense                                        (831)           (819)        (1,674)         (1,667)
   Other income (expense)                                     9             366            (49)            377
                                                      ---------       ---------       --------       ---------
                                                           (822)           (453)        (1,723)         (1,290)
                                                      ---------       ---------       --------       ---------

Income (loss) before income taxes                           339            (867)           920            (507)

Provision for income taxes                                  132             (93)           359               -
                                                      ---------       ---------       --------       ---------

Net income (loss)                                     $     207       $    (774)      $    561       $    (507)
                                                      =========       =========       ========       ==========

Net income (loss) per share:
    Basic                                             $     .07       $    (.26)      $    .19       $    (.17)
                                                      =========       =========       ========       =========
    Diluted                                           $     .06       $    (.26)      $    .17       $    (.17)
                                                      =========       =========       ========       =========

Weighted average shares:
    Basic                                                 2,995           2,993          2,995           2,992
    Diluted                                               3,228           2,993          3,209           2,992

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                     Six Months Ended
                                                                        January 31,
                                                                   2000            1999
                                                                   ----            ----
OPERATING ACTIVITIES:
   Net income (loss)                                         $      561     $      (507)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used for) operating activities:
     Depreciation and amortization                                1,730           1,820
     Amortization of notes payable discount and deferred
       financing fees                                               184              75
   Changes in assets and liabilities
       Receivables                                                 (783)         (3,256)
       Inventories                                               (2,316)           (401)
       Other current assets                                          96            (118)
       Accounts payable and other accrued liabilities             1,717            (879)
   Other                                                             92             333
                                                             ----------     -----------
Net cash provided by (used for) operating activities              1,281          (2,933)

INVESTING ACTIVITIES
    Purchase of fixed assets                                       (571)           (403)
    Capitalized software costs                                        -            (696)
    Increase in restricted cash                                      (4)             (4)
                                                             ----------     -----------
Net cash used for investing activities                             (575)         (1,103)

FINANCING ACTIVITIES
    Net proceeds from line of credit                                215           4,354
    Payment on long-term debt                                      (670)           (207)
    Payment of deferred financing fees                              (20)            (30)
    Proceeds from issuance of common stock                            -              13
                                                             ----------     -----------
Net cash (used for) provided by financing activities               (475)          4,130
                                                             ----------     -----------
Net increase in cash                                                231              94
Cash at beginning of period                                         227             284
                                                             ----------     -----------
Cash at end of period                                        $      458     $       378
                                                             ==========     ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of January 31, 2000 and July 31, 1999, the results of its operations for the three-month and six-month periods ended January 31, 2000 and 1999, and its cash flows for the six-month periods ended January 31, 2000 and 1999. The results of operations for the three-month and six-month periods ended January 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2000. Certain prior period amounts have been reclassified to conform to current period presentation.


2.   Inventories consisted of the following:

                                                             January 31,                   July 31,
                                                             -----------                   --------
                                                                2000                         1999
                                                                ----                         ----

     Components and subassemblies                            $      5,020                $      3,667
     Work in process                                                3,864                       3,325
     Finished goods                                                   793                         335
                                                             ------------                ------------
                                                                    9,677                       7,327
     Less: inventory valuation allowance                             (472)                       (438)
                                                             ------------                ------------
                                                             $      9,205                $      6,889
                                                             ============                ============

3.   A reconciliation of net income to comprehensive income is as follows:


                                                                Three Months Ended               Six Months Ended
                                                                    January 31,                    January 31,
                                                                2000            1999           2000            1999
                                                                ----            ----           ----            ----

     Net income (loss)                                     $     207       $    (774)      $    561       $    (507)
     Foreign exchange translation adjustment                      27             167             44             227
                                                           ---------       ---------       --------       ---------
     Comprehensive income (loss)                           $     234       $    (607)      $    605       $    (280)
                                                           =========       ==========      ========       ==========

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Quarter and Six Months in Review

MMT's net income was $207,000 ($.07 basic and $.06 diluted earnings per share) on sales of $12.1 million for the quarter ended January 31, 2000, the second quarter of fiscal 2000. This compares with a net loss of $774,000 ($0.26 basic and diluted loss per share) on sales of $9.8 million in the same period of fiscal 1999. On a year-to-date basis, MMT had net income of $561,000 ($.19 basic and $.17 diluted earnings per share) on sales of $23.8 million, compared with a net loss of $507,000 ($0.17 basic and diluted loss per share) on sales of $20.7 million in the same period of fiscal 1999.

Revenues of MMT's three areas of business and total gross profit for the three-month and six-month periods ended January 31, 2000 and 1999 are as follows:

                                      Three months ended January 31,        Six months ended January 31,
                                      ------------------------------        ----------------------------
           ($thousands)                 2000                  1999           2000                  1999
                                        ----                  ----           ----                  ----

     Drug Delivery Systems        $       4,800     $       1,460     $       10,923     $        7,481
     Government Systems                   7,011             7,905             12,502             12,581
     Cardiopulmonary Systems                255               459                396                612
                                  -------------     -------------     --------------     --------------

     Total Revenues                      12,066             9,824             23,821             20,674
                                  =============     =============     ==============     ==============

     Gross Profit                 $       4,770     $       2,402     $        9,458     $        6,579
                                  =============     =============     ==============     ==============

     Gross Profit %                      39.5%             24.5%              39.7%              31.8%

Drug Delivery Systems business revenue in the fiscal second quarter ended January 31, 2000 was $4.8 million, $3.3 million higher than in the comparable prior year period. The 229% increase in revenue resulted from higher sales of EpiPens in the current quarter, compared to the same quarter in the prior year, when free EpiPens were being supplied to fulfill obligations relating to the May 8, 1998 product recall. Year-to-date revenues were $10.9 million for the six months ended January 31, 2000, compared to $7.5 million for the same period in the prior year, reflecting the impact of the recall on 1999 revenues. The Company believes demand for the EpiPen is strong and continues to expect sales to reach a record level in fiscal 2000. FDA approval for the third generic drug under the Mylan alliance was received in November 1999.

Government Systems revenues were $7.0 million in the second quarter of fiscal 2000, compared to $7.9 million in the prior year comparable period. The 11.3% decrease in revenues resulted primarily from lower sales to the USDoD, reflecting the timing of military procurements. Year-to-date Government Systems revenues were $12.5 million for the six months ended January 31, 2000, compared to $12.6 million for the same period of the prior year. The Company continues to develop the multi-chambered auto-injector (MA), the next-generation military drug delivery system. The MA features a dual chamber that allows the automatic injection of two drugs in succession using the same device. A New Drug Application (NDA) for the MA has been submitted to the FDA on behalf of the U.S. Army. Production is anticipated to begin in the first half fiscal 2001, subject to the requisite approvals and government purchase orders.

Cardiopulmonary Systems revenues were $255,000 in the current year fiscal second quarter compared to $459,000 in the prior year. The lower revenues reflect the timing of orders. Demand for telemedicine products is now increasing and advance purchase orders have been received for the second half of fiscal 2000. The telemedicine line of products includes devices designed to monitor a broad range of physiologic parameters, primarily focused on blood pressure and ECG. Other products monitor weight, oxygen content and pulmonary function. On a year-to-date basis, revenues of $396,000 for the first six months of fiscal 2000 compare to $612,000 for fiscal 1999.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


Progress continues on the PRIME ECG advanced electrocardiac mapping system. The PRIME ECG is a unique, 80-lead electrocardiac mapping system that offers the potential to significantly improve the diagnosis and treatment of heart disease. Clinical trials began in November 1999 at the Medical College of Virginia, and the Company intends to complete the trials and submit results to the FDA for marketing approval by the end of calendar 2000. The Company has signed a distribution agreement for Australia and is actively negotiating distribution agreements with several companies to market the product in western Europe.

Gross profits were $4.8 million or 39.5% of revenues during the second quarter of 2000, compared to $2.4 million or 24.5% for the same period of the prior year. On a year-to-date basis, gross profit of $9.5 million or 39.7% of revenues in 2000 compares to $6.6 million or 31.8% in 1999. Gross profits improved for the quarter and year-to-date reflecting the return of EpiPen sales to historical levels.

Operating costs were $3.6 million in the fiscal 2000 second quarter, compared to $2.8 million incurred in the second quarter of last year. For the first six months of the fiscal year, operating costs were $6.8 million compared to $5.8 million last year. Selling, general and administrative expenses (SG&A) were $420,000 and $473,000 higher for the second quarter and year-to-date, respectively, compared to prior year, due to the infrastructure investment to support forecasted operations. R&D costs were also higher for the second quarter and year-to-date compared to prior year due to certain costs relating to the PRIME ECG project which qualified for capitalization in the prior year. Investment in R&D continues to be an objective of the Company.

Interest expense was $831,000 in the second quarter of fiscal 2000, and $1.7 million year-to-date. This is consistent with the comparable periods of the prior year, reflecting higher market interest rates, offset by lower average debt balances.

The provision for income taxes in the second quarter of fiscal 2000 was $132,000, continuing to reflect an estimated effective tax rate of 39% for the year. The tax provision incorporates estimated benefits from utilization of operating loss carryforwards, offset by permanent book to tax differences.

Liquidity and Capital Resources

Total cash as of January 31, 2000 was $458,000, an increase of $231,000 from the prior year ended July 31, 1999. The Company provided $1.3 million from operations in the first six months of fiscal 2000 attributable mostly to net income and non-cash depreciation, as well as higher accounts payable, offset by higher accounts receivable and inventories. Inventories increased $2.3 million during the first six months of fiscal 2000 as the Company prepares to meet strong order demand in the third and fourth quarters of fiscal 2000. Investing activities in the six months of fiscal 2000 used $571,000 of cash for capital additions. Financing activities used $475,000, primarily from net payments on existing debt. Availability under the working lines of credit was $1.2 million at January 31, 2000, which increased subsequent to quarter end due to the collection of receivables.

Working capital at January 31, 2000 was $5.8 million, up from $4.4 million at July 31, 1999. The increase was primarily attributable to higher inventories ($2.3 million), offset by higher accounts payable and other accrued liabilities ($1.2 million). At January 31, 2000, accounts receivable were $10.2 million, representing 70 days-sales-outstanding, and inventories were $9.2 million representing a turn-over rate of 3.6 times per year.

Year 2000

The Company successfully completed its program to address the Year 2000 (Y2K) issue as outlined in its Form 10-K for the year ended July 31, 1999. As of the date of this filing, the Company has experienced no significant adverse effects on its business or operations as a result of the Year 2000.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


ITEM 3. Quantitative and Qualitative Disclosure About Market Risk

The Company's earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies, as a result of transactions in foreign markets. At January 31, 2000, the result of a uniform 10% strengthening or weakening in the value of the dollar relative to the currencies in which the Company's transactions are denominated would have resulted in an immaterial increase or decrease in operating income for the six months ended January 31, 2000. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' services become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

While the Company is exposed to changes in interest rates as a result of its outstanding debt, the Company does not currently utilize any derivative financial instruments related to its interest rate exposure. Total short-term and long-term debt outstanding at January 31, 2000 was $26.0 million, consisting of $11.4 million in variable rate borrowing and $14.6 million in fixed rate borrowing. At this level of variable rate borrowing, a hypothetical 10% increase in interest rates would have decreased pre-tax earnings by approximately $57,000 for the six months ended January 31, 2000. At January 31, 2000, the fair value of the Company's fixed rate debt outstanding was estimated at $15.0 million. A hypothetical 10% change in interest rates would not result in a material change in the fair value of the Company's fixed rate debt.


PART II - OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on January 11, 2000 (the "Annual Meeting"). A total of 2,418,259 shares of common stock were represented at the Annual Meeting in person or by proxy. The stockholders voted to reelect James H. Miller as a director with 2,393,274 votes cast for the nominee and 25,335 withheld. The stockholders voted to reelect Robert G. Foster as a director with 2,406,823 votes cast for the nominee and 11,786 withheld. Bruce M. Dresner, E. Andrews Grinstead, III and David L. Lougee remained in office as continuing directors following the meeting. Finally, the stockholders voted to ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors of the Company for the fiscal year with 2,415,720 votes cast for ratification, 2,219 votes against, and 370 abstentions or broker-nonvotes.

ITEM 6. Exhibits and Reports on Form 8-K:

(a)     Exhibits

        Exhibit 27        Financial Data Schedule


(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended January 31, 2000.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   -----------------------------------
                                               Registrant


       February 28, 2000           By:  /S/James H. Miller
       -----------------                ------------------------------
              Date                      James H. Miller
                                        President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)


       February 28, 2000           By:  /S/Dennis P. O'Brien
       -----------------                ------------------------------
               Date                     Dennis P. O'Brien
                                        Vice President-Finance
                                        and Chief Financial Officer
                                        (Principal Financial and
                                         Accounting Officer)

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q

                                  EXIBIT INDEX


Exhibit No.                         Description of Exhibit
-----------                         ----------------------

(27.0)                     Financial Data Schedule