Form 10-Q
period 2000-04-30
MERIDIAN MEDICAL TECHNOLOGIES INC
filed 2000-06-01
CIK 95676

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended April 30, 2000
                                                 --------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

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

           YES [X]        NO [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                   Outstanding as of June 1, 2000
----------------------------                     ------------------------------
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

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

             Consolidated Balance Sheets as of
                April 30, 2000 and July 31, 1999.............................. 4

             Consolidated Statements of Operations for
                the Three and Nine Months Ended April 30, 2000 and 1999 ...... 5

             Consolidated Statements of Cash Flows for
                the Nine Months Ended April 30, 2000 and 1999 ................ 6

             Notes to Consolidated Financial Statements....................... 7


ITEM 2.      Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................... 8

ITEM 3      Quantitative and Qualitative Disclosures About Market Risk....... 12

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K.................................... 12

SIGNATURES................................................................... 13

EXHIBIT INDEX................................................................ 14

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

                                  INTRODUCTION

Meridian Medical Technologies, Inc. ("MMT", "Meridian", or the "Company") is a medical device and drug delivery system company focusing on Early Intervention Healthcare and Emergency Medical Technologies. The Company operates within two industry segments: Drug Delivery Systems and Cardiopulmonary Systems. The Drug Delivery segment consists of Pharmaceutical Systems and Government Systems. The Pharmaceutical Systems business focuses on injectable drug delivery devices, primarily auto-injectors, the largest selling of which is the EpiPen. This business also supplies customized drug delivery system design, pharmaceutical research and development, and sterile product manufacturing to pharmaceutical and biotechnology companies. The Government Systems business focuses on the world-wide market for auto-injectors used for self-administration of nerve agent antidotes, morphine and diazepam, and markets to the U.S. and allied governments, as well as to local governments for emergency preparedness applications. The Cardiopulmonary Systems business focuses on non-invasive cardiac diagnostics and telemedicine. The Cardiopulmonary Systems business has begun the international distribution of the PRIME ECG system. The PRIME ECG system is designed for earlier detection of heart attack and has the potential to provide assessment of treatment effectiveness (reperfusion) that is otherwise unavailable through non-invasive means. Marketing partners in Europe and Australia have been signed and additional partners are being targeted to create a comprehensive distribution channel for the product. A U.S. based FDA approved clinical study of the PRIME ECG system is expected to be completed by the fourth quarter of calendar 2000. Subject to a successful completion of the clinical, a 510(k) application will be made to the FDA for approval to market the product in the U.S.

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

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                       April 30,          July 31,
                             Assets                                      2000               1999
                             ------                                      ----               ----
                                                                     (unaudited)
Current assets:
  Cash                                                                 $    162           $    227
  Restricted cash                                                           283                278
  Receivables, less allowances of $570 and $467, respectively             7,054              9,557
  Inventories                                                            10,204              6,889
  Deferred income taxes                                                   1,965              1,965
  Prepaid income taxes                                                       78                546
  Other current assets                                                      628                771
                                                                       --------           --------
       Total current assets                                              20,374             20,233
                                                                       --------           --------

  Property, plant and equipment                                          22,673             21,407
       Less - Accumulated depreciation                                   (6,989)            (5,581)
                                                                       --------           --------
       Net property, plant and equipment                                 15,684             15,826
                                                                       --------           --------

  Deferred financing fees                                                   673                749
  Capitalized software costs, net                                         1,510              1,588
  Excess of cost over net assets acquired, net                            6,606              7,403
  Other intangible assets, net                                            1,704              1,952
                                                                       --------           --------

       Total assets                                                    $ 46,551           $ 47,751
                                                                       ========           ========

              Liabilities and Shareholders' Equity
Current liabilities:
   Accounts payable and other accrued liabilities                      $  8,473           $  7,080
   Note payable to bank                                                   3,369              7,317
   Customer deposits                                                      1,072                 54
   Current portion of long-term debt                                      1,054              1,409
                                                                       --------           --------
       Total current liabilities                                         13,968             15,860
                                                                       --------           --------

   Long-term debt - notes payable, net of discount                       17,013             17,582
   Long-term debt - other                                                   ---                 57
   Deferred income taxes                                                  1,793              1,793
   Other non-current liabilities                                            793                721

Shareholders' equity:
   Common stock
     Par value $.10 per share; 18,000,000 shares authorized;
      2,994,930 and 2,994,930 shares issued and outstanding                 299                299
   Additional capital                                                    32,187             32,187
   Cumulative translation adjustment                                        (47)               (14)
   Accumulated deficit                                                  (19,199)           (20,451)
   Unearned stock option compensation                                       (43)               (70)
   Treasury stock, at cost                                                 (213)              (213)
                                                                       --------           --------
        Total shareholders' equity                                       12,984             11,738
                                                                       --------           --------

   Total liabilities and shareholders' equity                          $ 46,551           $ 47,751
                                                                       ========           ========

                   The accompanying notes are an integral part of these consolidated financial statements.

                     MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (unaudited)

                                                           Three Months Ended                     Nine Months Ended
                                                                April 30,                             April 30,
                                                         2000               1999               2000               1999
                                                         ----               ----               ----               ----
Net sales                                              $ 14,068           $  9,620           $ 37,889           $ 30,294
Cost of sales                                             8,607              7,937             22,970             22,032
                                                       --------           --------           --------           --------
Gross profit                                              5,461              1,683             14,919              8,262

Selling, general, and administrative expenses             1,930              1,214              5,782              4,593
Research and development expenses                           816                278              2,049                875
Depreciation and amortization                               802                817              2,532              2,637
                                                       --------           --------           --------           --------
                                                          3,548              2,309             10,363              8,105
                                                       --------           --------           --------           --------

Operating income (loss)                                   1,913               (626)             4,556                157

Other (expense) income:
   Interest expense                                        (795)              (812)            (2,469)            (2,479)
   Other income (expense)                                  (111)               107               (160)               483
                                                       --------           --------           --------           --------
                                                           (906)              (705)            (2,629)            (1,996)
                                                       --------           --------           --------           --------

Income (loss) before income taxes                         1,007             (1,331)             1,927             (1,839)

Provision for income taxes                                  316                ---                675                ---
                                                       --------           --------           --------           --------

Net income (loss)                                      $    691           $ (1,331)          $  1,252           $ (1,839)
                                                       ========           ========           ========           ========

Net income (loss) per share:
    Basic                                              $    .23           $   (.44)          $    .42           $   (.61)
                                                       ========           ========           ========           ========
    Diluted                                            $    .21           $   (.44)          $    .39           $   (.61)
                                                       ========           ========           ========           ========

Weighted average shares:
    Basic                                                 2,995              2,995              2,995              2,993
    Diluted                                               3,306              2,995              3,238              2,993

                   The accompanying notes are an integral part of these consolidated financial statements.

                     MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                      Nine Months Ended
                                                                          April 30,
                                                                    2000              1999
                                                                    ----              ----
OPERATING ACTIVITIES:
   Net income (loss)                                              $ 1,252           $(1,839)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used for) operating activities:
     Depreciation and amortization                                  2,532             2,637
     Amortization of capitalized software costs                        78               ---
     Amortization of notes payable discount and deferred
       financing fees                                                 277               164
   Changes in assets and liabilities
       Receivables                                                  2,503            (2,357)
       Inventories                                                 (3,315)            1,614
       Prepaid taxes and other current assets                         611              (122)
       Accounts payable and other accrued liabilities               1,393            (2,190)
       Customer deposits                                            1,018               333
   Other                                                              (13)              391
                                                                  -------           -------
Net cash provided by (used for) operating activities                6,336            (1,369)

INVESTING ACTIVITIES
    Purchase of fixed assets                                       (1,266)           (1,034)
    Capitalized software costs                                        ---              (958)
    Increase in restricted cash                                        (5)               (6)
                                                                  -------           -------
Net cash used for investing activities                             (1,271)           (1,998)

FINANCING ACTIVITIES
    Net (payments) proceeds from line of credit                    (3,948)            3,527
    Payment on long-term debt                                      (1,162)             (330)
    Payment of deferred financing fees                                (20)              (30)
    Proceeds from issuance of common stock                            ---                29
                                                                  -------           -------
Net cash (used for) provided by financing activities               (5,130)            3,196
                                                                  -------           -------
Net decrease in cash                                                  (65)             (171)
Cash at beginning of period                                           227               284
                                                                  -------           -------
Cash at end of period                                             $   162           $   113
                                                                  =======           =======

                   The accompanying notes are an integral part of these consolidated financial statements.

                     MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of April 30, 2000 and July 31, 1999, the results of its operations for the three-month and nine-month periods ended April 30, 2000 and 1999, and its cash flows for the nine-month periods ended April 30, 2000 and 1999. The results of operations for the three-month and nine-month periods ended April 30, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2000. Certain prior period amounts have been reclassified to conform to current period presentation. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Meridian Medical Technologies, Inc. 1999 Form 10-K.

2. Restricted cash consists of cash pledged as collateral on an outstanding letter of credit supporting the working capital line of credit at the Company's Belfast facility.

3.       Inventories consisted of the following:

                                                     April 30,         July 31,
                                                       2000              1999
                                                       ----              ----
         Components and subassemblies                $  5,890          $  3,667
         Work in process                                4,103             3,325
         Finished goods                                   805               335
                                                     --------          --------
                                                       10,798             7,327
         Less: inventory valuation allowance             (594)             (438)
                                                     --------          --------
                                                     $ 10,204          $  6,889
                                                     ========          ========

4.       A reconciliation of net income to comprehensive income is as follows:

                                                    Three Months Ended                   Nine Months Ended
                                                         April 30,                           April 30,
                                                   2000              1999              2000              1999
                                                   ----              ----              ----              ----
Net income (loss)                                $   691           $(1,331)          $ 1,252           $(1,839)
Foreign exchange translation adjustment              (77)               (2)              (33)              225
                                                 -------           -------           -------           -------
Comprehensive income (loss)                      $   614           $(1,333)          $ 1,219           $(1,614)
                                                 =======           =======           =======           =======

5. In accordance with Statement of Financial Accounting Standards No. 86, the Company began amortizing capitalized software costs relating to its PRIME ECG product during this quarter, as it was available for sale. Amortization, which is being provided on a 5 year, straight-line basis, totaled $78,000 for the three months ended April 30, 2000, and is included in cost of sales.

                     MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

6.       Segment information is as follows:

                                      Three Months Ended                     Nine Months Ended
                                           April 30,                             April 30,
                                    2000               1999               2000               1999
                                    ----               ----               ----               ----
Revenues:
         Drug Delivery            $ 13,631           $  8,985           $ 37,056           $ 29,047
         Cardiopulmonary               437                635                833              1,247
                                  --------           --------           --------           --------
Total                             $ 14,068           $  9,620           $ 37,889           $ 30,294
                                  ========           ========           ========           ========

Operating Income:
         Drug Delivery            $  2,704           $   (522)          $  6,750           $    673
         Cardiopulmonary              (791)              (104)            (2,194)              (516)
                                  --------           --------           --------           --------
Total                             $  1,913           $   (626)          $  4,556           $    157
                                  ========           ========           ========           ========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Meridian is a leading medical products and pharmaceutical systems company, focusing on the development and sales of auto-injector drug delivery systems, pharmaceutical manufacturing, contract filling, and non-invasive cardiopulmonary diagnostics. The Company has two segments: Drug Delivery and Cardiopulmonary.

The Drug Delivery segment consists of Pharmaceutical Systems and Government Systems. Pharmaceutical Systems operations include sales of Meridian's highly recognized EpiPen product, used in the emergency treatment of allergic reactions to insect stings or bites, foods, drugs and other allergens, as well as idiopathic or exercise induced anaphylaxis. Customer demand for the EpiPen continues to be strong and sales are expected to reach a record level in fiscal 2000. In April 2000, the Company announced the appointment of Robert J. Kilgore to the position of senior vice president and general manager, Pharmaceutical Systems. In this new position, Mr. Kilgore will have responsibility for the Company's current commercial drug delivery business and will be spearheading work to identify and develop new business opportunities.

Within Government Systems, the Company has a long-standing relationship with the U.S. Department of Defense, and also markets its products to foreign governments and state and local governments for domestic preparedness. A New Drug Application (NDA) for Meridian's new multi-chambered (MA) auto-injector has been submitted to the FDA on behalf of the U.S. Army with approval anticipated by the end of this fiscal year. The MA features a dual chamber that allows the automatic injection of two drugs in succession through the same needle. The FDA recently concluded a successful Pre-Approval audit for the MA in the Company's St. Louis facility, and production is anticipated to begin in fiscal 2001 subject to receipt of FDA approval. A contract has recently been signed with a major European nation to develop a version of the MA that will contain its chemical defense antidotes.

Cardiopulmonary Systems consists of the telemedicine line of business, as well as the Company's PRIME ECG advanced electrocardiac mapping system. The system, which includes propriety software, offers the potential to significantly improve the non-invasive diagnosis and treatment of heart disease. U.S. clinical trials are scheduled to be completed by the end of calendar 2000. Subject to a successful completion of the clinical trials, a 510(k) application will be made to the FDA for approval to market the product in the U.S. The Company has signed agreements for PRIME ECG distribution in Australia and Italy and is actively negotiating agreements with several companies to market the product throughout Europe. The first sale of a PRIME unit was made this quarter.

                     MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

The Company has significant orders for telemedicine products expected to be filled in the fourth quarter which would equal revenue generated for these products for the first nine months of the year. The telemedicine line of products includes devices designed to monitor a broad range of physiologic parameters, primarily focused on blood pressure and ECG. Other products monitor weight, oxygen content and pulmonary function.

The Quarter and Nine Months in Review

MMT's net income was $691,000 ($.23 basic and $.21 diluted earnings per share) on sales of $14.1 million for the quarter ended April 30, 2000, the third quarter of fiscal 2000. This compares with a net loss of $1,331,000 ($0.44 basic and diluted loss per share) on sales of $9.6 million in the same period of fiscal 1999. On a year-to-date basis, MMT had net income of $1,252,000 ($.42 basic and $.39 diluted earnings per share) on sales of $37.9 million, compared with a net loss of $1,839,000 ($0.61 basic and diluted loss per share) on sales of $30.3 million in the same period of fiscal 1999.

Revenues of MMT's two business units and total gross profit for the three-month and nine-month periods ended April 30, 2000 and 1999 are as follows:

                                    Three months ended April 30,        Nine months ended April 30,
         ($ in thousands)              2000              1999              2000              1999
                                       ----              ----              ----              ----
Drug Delivery
    Pharmaceutical Systems           $ 5,997           $ 2,249           $16,920           $ 9,730
    Government Systems                 7,634             6,736            20,136            19,317
                                     -------           -------           -------           -------
     Drug Delivery Revenues           13,631             8,985            37,056            29,047
Cardiopulmonary Systems                  437               635               833             1,247
                                     -------           -------           -------           -------

Total Revenues                        14,068             9,620            37,889            30,294
                                     =======           =======           =======           =======

Gross Profit                         $ 5,461           $ 1,683           $14,919           $ 8,262
                                     =======           =======           =======           =======

Gross Profit %                          38.8%             17.5%             39.4%             27.3%

Drug Delivery - Pharmaceutical Systems revenue in the third quarter ended April 30, 2000 was $6.0 million, $3.7 million higher than in the comparable prior year period. The 166.7% increase in revenue resulted from higher sales of EpiPens in the current quarter compared to the same quarter in the prior year, when free EpiPens were being supplied to fulfill obligations relating to the May 8, 1998 product recall. The Company supplied $1.9 million and $7.3 million of free EpiPens during the three and nine months ended April 30, 1999, respectively. Year-to-date revenues were $17.0 million for the nine months ended April 30, 2000, compared to $9.7 million for the same period in the prior year.

Drug Delivery - Government Systems revenues were $7.6 million in the third quarter ended April 30, 2000, compared to $6.7 million in the third quarter of fiscal 1999. The 13.3% increase in revenues resulted primarily from higher sales to foreign governments. Year-to-date Government Systems revenues were $20.1 million for the nine months ended April 30, 2000, compared to $19.3 million for the same period of the prior year.

Cardiopulmonary Systems revenues were $437,000 in the third quarter ended April 30, 2000 compared to $635,000 in the prior period. On a year-to-date basis, revenues of $833,000 for the first nine months of fiscal 2000 compare to $1.2 million for fiscal 1999.

                     MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

Gross profits were $5.5 million or 38.8% of revenues during the third quarter of 2000, compared to $1.7 million or 17.5% for the same period of the prior year. On a year-to-date basis, gross profit of $14.9 million or 39.4% of revenues in 2000 compares to $8.3 million or 27.3% in 1999. Gross profits were depressed in 1999 due to the volume of free EpiPen units supplied to satisfy the recall, as well as the temporary closure of the Company's sterile facility for the renovation and upgrade to the clean room manufacturing facility.

Operating costs were $3.5 million for the three months ended April 30, 2000, compared to $2.3 million incurred in the same quarter of last year. For the first nine months of the fiscal year, operating costs were $10.4 million compared to $8.1 million last year. Selling, general and administrative expenses (SG&A) were $716,000 and $1,189,000 higher for the third quarter and year-to-date, respectively, compared to prior year, due to higher expenses relating to the marketing and product support infrastructure for PRIME ECG. SG&A was 13.7% and 15.3% of revenues for the three and nine months ended April 30, 2000, respectively, compared with 12.6% and 15.2% for the same periods of 1999. R&D costs were also higher for the third quarter and year-to-date compared to prior year due to certain costs relating to the PRIME ECG project relating to mechanical and other non-software related development. The prior year disbursements were focused on software development, which qualified for capitalization. Investment in R&D continues to be an objective of the Company.

Interest expense was $795,000 in the third quarter of fiscal 2000, and $2.5 million year-to-date. This is consistent with the comparable periods of the prior year, reflecting higher market interest rates, offset by lower average debt balances.

The provision for income taxes was $675,000 for the nine months ended April 30,2000, reflecting an estimated effective tax rate of 35% for the year. The tax provision incorporates estimated benefits from utilization of operating loss carryforwards, partially offset by permanent book to tax differences.

Liquidity and Capital Resources

Total cash as of April 30, 2000 was $162,000, a decrease of $65,000 from July 31, 1999. The Company generated $6.3 million in cash from operations in the first nine months of fiscal 2000 attributable mostly to net income, non-cash depreciation, higher accounts payable, lower accounts receivable, offset by higher inventories. Inventories increased $3.3 million during the first nine months of fiscal 2000 as the Company prepares to meet strong order demand in the fourth quarter of fiscal 2000 and the first quarter of fiscal 2001. Investing activities in the nine months of fiscal 2000 used $1.3 million of cash, mostly for capital additions. Financing activities used $5.1 million, primarily for net payments on existing debt. Availability under the working lines of credit was $5.3 million at April 30, 2000.

Working capital at April 30, 2000 was $6.4 million, up from $4.4 million at July 31, 1999. The increase was primarily attributable to higher inventories ($3.3 million) and lower note payable to bank ($3.9 million), offset by lower accounts receivable ($2.4 million). At April 30, 2000, accounts receivable were $7.1 million, representing 62 days-sales-outstanding, and inventories were $10.2 million representing a turn-over rate of 3.6 times per year.

Year 2000

The Company successfully completed its program to address the Year 2000 (Y2K) issue as outlined in its Form 10-K for the year ended July 31, 1999. As of the date of this filing, the Company has experienced no significant adverse effects on its business or operations as a result of the Year 2000. The Company continues to monitor potential Y2K impacts on its technology systems.

                     MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

Segment Discussion

                                       Three Months Ended                    Nine Months Ended
                                           April 30,                             April 30,
                                    2000               1999               2000               1999
                                    ----               ----               ----               ----
Revenues:
         Drug Delivery            $ 13,631           $  8,985           $ 37,056           $ 29,047
         Cardiopulmonary               437                635                833              1,247
                                  --------           --------           --------           --------
Total                             $ 14,068           $  9,620           $ 37,889           $ 30,294
                                  ========           ========           ========           ========

Operating Income:
         Drug Delivery            $  2,704           $   (522)          $  6,750           $    673
         Cardiopulmonary              (791)              (104)            (2,194)              (516)
                                  --------           --------           --------           --------
Total                             $  1,913           $   (626)          $  4,556           $    157
                                  ========           ========           ========           ========

The Company's organizational structure reflects two major segments: Drug Delivery and Cardiopulmonary. The Drug Delivery segment is, at present, the core operations of the Company, contributing the majority of revenue and all of the operating income on a consolidated basis. This segment includes commercial and government auto-injector sales. Additionally, the segment has complete sterile parenteral pharmaceutical manufacturing capabilities and provides R&D services to the pharmaceutical industry.

The Cardiopulmonary segment includes PRIME ECG and telemedicine products. The fiscal year 2000 operating expenses of the segment reflect the final development costs of PRIME ECG, the setup of a distribution organization network in Europe for the product, and continuing R&D on applications of the product within the cardiopulmonary diagnostics area. Also included in the segment's operating expenses are the costs associated with the U.S. based FDA clinical trials, trade shows, and development of the medical cost reimbursement strategy.

                     MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company's earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies, as a result of transactions in foreign markets. At April 30, 2000, the result of a uniform 10% strengthening or weakening in the value of the dollar relative to the currencies in which the Company's transactions are denominated would have resulted in a $90,000 increase or decrease, respectively, in operating income for the nine months ended April 30, 2000. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' services become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

The Company is exposed to changes in interest rates as a result of its outstanding debt. Total short-term and long-term debt outstanding at April 30, 2000 was $21.4 million, consisting of $7.0 million in variable rate borrowing and $14.4 million in fixed rate borrowing. At this level of variable rate borrowing, a hypothetical 10% increase in interest rates would have decreased pre-tax earnings by approximately $53,000 for the nine months ended April 30, 2000. At April 30, 2000, the fair value of the Company's fixed rate debt outstanding was estimated at $15.0 million. A hypothetical 10% change in interest rates would not result in a material change in the fair value of the Company's fixed rate debt. The Company does not currently utilize any derivative financial instruments related to its interest rate exposure.

PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K:

(a)      Exhibits

         Exhibit 27        Financial Data Schedule


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended April 30, 2000.

                     MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                   FORM 10-Q


                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                             -----------------------------------
                                                 Registrant


         June 1, 2000                        By: /S/ James H. Miller
         ------------                            -------------------------------
         Date                                    James H. Miller
                                                 President and
                                                 Chief Executive Officer
                                                 (Principal Executive Officer)


         June 1, 2000                        By: /S/ Dennis P. O'Brien
         ------------                            -------------------------------
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

   27                        Financial Data Schedule