Form 10-K
period 2000-07-31
MERIDIAN MEDICAL TECHNOLOGIES INC
filed 2000-10-25
CIK 95676

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

                    For the fiscal year ended JULY 31, 2000

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K any amendment to this Form 10-K. [X]

         As of October 2, 2000, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the average of the high and low sales prices of such stock reported by the National Association of Securities Dealers, Inc. on such date, was approximately $56.1 million.

           There were 3,012,360 shares of Registrant's common stock
                        outstanding as of October 2, 2000

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Meridian Medical Technologies, Inc. definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended July 31, 2000 are incorporated by reference into Part III of this Form 10-K.

================================================================================

TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
                                        PART I

ITEM 1.           BUSINESS

                  General                                                  4

                  Products and Services                                    5

                           Pharmaceutical Systems                          5

                           Cardiopulmonary Systems                         9

                  Competition                                              11

                  Backlog                                                  12

                  Patents, Trademarks, and Licenses                        12

                  Product Liability Insurance                              12

                  Sources and Availability of Raw Materials                13

                  Government Regulation                                    13

                  Employees                                                14

ITEM 2.           PROPERTIES                                               15

ITEM 3.           LEGAL PROCEEDINGS                                        15

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                         16

                  EXECUTIVE OFFICERS OF THE REGISTRANT
                  (UNNUMBERED ITEM)                                        16

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK
                  AND RELATED STOCKHOLDER MATTERS                          17

ITEM 6.           SELECTED FINANCIAL DATA                                  18

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS            19

TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                       24

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA             25

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                    45

                                   PART III
ITEMS 10. THROUGH 13.

         (Incorporated by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended July 31, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of that fiscal year)

                                   PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
                  REPORTS ON FORM 8-K                                     44

SIGNATURES                                                                50

EXHIBIT INDEX                                                             51


                           FORWARD LOOKING STATEMENTS

This report and other written and oral statements made by the Company may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to financial performance and other financial and business matters. Forward-looking statements are typically identified by future or conditional verbs or similar expressions regarding events that have yet to occur. These forward-looking statements are based on the Company's current expectations and are subject to numerous assumptions, risks and uncertainties. The following factors, among others, could cause actual results to differ materially from forward-looking statements: economic and competitive conditions; capital availability or costs; fluctuations in demand for the Company's products; government procurement timing and policies; technological challenges associated with the development and manufacture of the Company's products; commercial acceptance of the Company's products; delays, costs and uncertainties associated with clinical testing and government approvals required to market new drugs and medical devices; availability and quality of raw materials; success and timing of cost reduction and quality enhancement programs; regulatory and contract compliance; relationships with significant customers; adequacy of product liability insurance; ability to obtain, timing and success of marketing representatives and strategic alliances; and adequacy of intellectual property protection. Meridian assumes no duty to update forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

                                     GENERAL

Meridian Medical Technologies, Inc. (hereinafter referred to as the "Company" or "MMT" or "Meridian") is a medical technology company operating in two segments:
Pharmaceutical Systems and Cardiopulmonary Systems.

PHARMACEUTICAL SYSTEMS - The Pharmaceutical Systems segment consists of the Commercial Systems and Government Systems businesses, both of which utilize the Company's auto-injector technology. The principal source of Commercial Systems revenue currently is the EpiPen(R) family of auto-injectors, which are prescribed for severe allergic reactions and other causes of anaphylaxis. The Company expects, over the coming years, to realize significant revenue growth from new commercial applications of its auto-injector products. Additionally, revenue growth is anticipated from alliances that introduce new products in auto-injectors and other drug delivery devices. Current new therapies under development or in negotiations for delivery in auto-injectors include glucagon for hypoglycemia and an anti-seizure drug for management of breakthrough seizures. Government Systems revenues are principally generated from auto-injector products and services marketed to the U.S. Department of Defense
(DoD), and other federal, state, local, and foreign governments. Marketing efforts from this unit will focus on maintaining the Industrial Base Maintenance Contract with the U.S. Department of Defense, as well as expanding international markets and domestic preparedness applications.

CARDIOPULMONARY SYSTEMS - The Cardiopulmonary Systems segment utilizes the Company's electrocardiology and telemedicine technologies. Telemedicine sales currently are the principal source of revenue. In fiscal 2000, the Company introduced its PRIME ECG(TM) electrocardiac mapping system after several years of development. Management believes that PRIME ECG has the potential to become the standard ECG system of the future and to generate significant revenues and profits for the Company.

                              PRODUCTS AND SERVICES

Revenues from MMT's two segments and gross profit for the years ended July 31, 2000, 1999, and 1998 are as follows (in thousands):

                                                              Year Ended July 31,
                                                      2000            1999            1998
                                                  -------------   -------------   ------------
Pharmaceutical Systems
     Commercial Systems                               $  27,036       $  14,405       $ 22,414
     Government Systems                                  26,070          24,485         21,165
                                                  -------------   -------------   ------------
                                                         53,106          38,890         43,579

Cardiopulmonary Systems                                   1,501           1,840          1,089
                                                  -------------   -------------   ------------

         Total Revenues                                  54,607          40,730         44,668

         Gross Profit                                    22,016          12,710         17,577
         Gross Profit %                                    40.3%           31.2%          39.4%

Commercial Systems revenues in fiscal 1999 and 1998 above were adversely impacted by the 1998 EpiPen recall. See Item 7 - Management's Discussion and Analysis for further discussion.

PHARMACEUTICAL SYSTEMS

The Company pioneered the development of auto-injectors for the self-administration of injectable drugs. An auto-injector is a prefilled, pen-like device that allows a patient to automatically inject a precise drug dosage quickly, safely, and reliably. Meridian manufactures a spring-loaded, needle based auto-injector. These auto-injectors are a convenient, disposable, one-time use drug delivery system designed to improve the medical and economic value of many drug therapies. The product is well-suited for the administration of certain drugs and is currently marketed with epinephrine for the treatment of allergic reactions, lidocaine for the treatment of cardiac arrhythmias, morphine for the management of pain, diazepam for the treatment of seizures, and antidotes for the treatment of nerve agent exposure. The auto-injector offers a common delivery system platform that can be used for both commercial and government new product needs. It is anticipated that the Company's initial new product range will be based on its auto-injector delivery systems but over time will expand to include other innovative product technologies currently under development. MMT also supplies customized drug delivery system design, pharmaceutical research and development and FDA current Good Manufacturing Practice (cGMP)-approved sterile product manufacturing to pharmaceutical and biotechnology companies.

                               COMMERCIAL SYSTEMS

MMT currently manufactures the EpiPen and other commercial auto-injectors, provides contract research and development, and performs pharmaceutical manufacturing for some of the leading pharmaceutical and biotechnology companies. Utilizing its sterile product manufacturing and cartridge filling capabilities, MMT focuses on providing customized drug delivery systems to its customers.

a.  EXISTING PRODUCTS

Currently, a substantial majority of the Company's commercial sales come from its EpiPen epinephrine auto-injectors, which are prescribed to patients at risk of anaphylaxis resulting from severe allergic reactions to insect stings or bites, foods, drugs and other allergens, as well as idiopathic or exercise induced anaphylaxis. EpiPen is available in two dosage strengths, and permits the immediate self-injection of epinephrine, the drug of choice for emergency treatment of such conditions. The EpiPen was the Company's first major commercial auto-injector, and demand for the EpiPen continues to be strong due to increased awareness of the health risks associated with allergic reactions. The Company markets the EpiPen through Dey L.P., a subsidiary of E. Merck based in Germany. Dey Laboratories has a marketing agreement with ALK, Inc., a Danish company, for international markets in 13 foreign countries, and with Allerex in Canada.

b.  PHARMACEUTICAL MANUFACTURING AND PACKAGING

The Company has complete sterile parenteral pharmaceutical manufacturing and packaging capabilities for a broad range of sterile injectable dosage forms which includes vials, cartridges, pre-filled syringes, and auto-injectors. Further, the Pharmaceutical Systems business provides fully validated formulation and aseptic filling services and regulatory and clinical trial assistance for pharmaceutical and biotechnology companies not currently possessing such capabilities or requiring outside support. The Company also supplies customized drug delivery system design, cGMP-approved sterile product manufacturing and pharmaceutical research and development to a number of different companies. Development programs include feasibility and stability studies as well as the manufacturing of clinical trial materials in the Company's pilot plant. If feasibility and stability studies are successful and all regulatory approvals are received, the Company anticipates licensing fees and contracts in the coming years to manufacture these products in vials, prefilled syringes and proprietary auto-injector systems. Revenue from customer-funded research and development activities was $1.5, $1.8 and $1.3 million during fiscal years 2000, 1999 and 1998, respectively. The Company expects fiscal 2001 revenue from funded R&D activities and licensing fees to increase.

The Company currently has commercial manufacturing agreements with Schering Plough and Mylan Labs. In 1997, the Company formed a long term strategic alliance with Mylan Laboratories ("Mylan") under which Meridian will license, develop and manufacture a line of generic injectable drugs to be marketed by Mylan. Sales revenue from Mylan has been modest to date.

c.  POTENTIAL NEW PRODUCTS

The Company continues to explore additional pharmaceutical products to further capitalize on its auto-injector technologies. These will be products that usually require emergency administration and where the patient or caregiver will benefit by administration with an auto-injector. Such products are anticipated to be developed internally or acquired outside and will be manufactured utilizing the Company's existing technology and facilities. The Company anticipates it will develop the necessary sales and marketing organization to support the products.

                               GOVERNMENT SYSTEMS

The Government Systems business unit supplies auto-injector-based antidotes and emergency medicine products to military and civilian organizations and has recently expanded its sales activities to include major countries throughout the world. MMT's major Government Systems customer continues to be the DoD. Through a combination of the Industrial Base Maintenance Contract and new product development contracts, MMT expects to maintain a strong and stable business relationship with the DoD.

MMT plans to capitalize on the auto-injector delivery systems developed for government applications to expand Government Systems revenue and provide new drug delivery technology for application in its commercial business unit. The Company continues to advance its multichambered auto-injector which provides a two chamber technology for the enhanced absorption of two incompatible drug compounds from the same injection site. The auto-injector is currently in advanced development for the US military, and other governments have expressed interest in this innovative delivery system for their antidote formulations. The Company also has an auto-injector in early development that has both a dry chamber and a wet chamber for rapid administration of drugs that have poor stability in solution.

Currently fielded products for the U.S. include: the AtroPen, containing atropine, ComboPen containing pralidoxime, both used as nerve agent antidotes; a morphine containing auto-injector for pain management; and a ComboPen containing diazepam for seizure management. These auto-injectors are intended for use primarily by military personnel but are also now available for use by first responders as antidotes to counteract the effects of exposure to highly toxic chemical warfare nerve agents.

a.  U.S. DEPARTMENT OF DEFENSE

The Company has been the supplier of auto-injectors to the DoD for many years. DoD procurements of auto-injectors are restricted to qualified producers and the FDA must approve all products. The Company is currently the only FDA-approved and the only qualified producer for all DoD military auto-injectors.

The Company's auto-injectors are classified as critical "war stopper" items by the DoD and have been the subject of an Industrial Base Maintenance Contract ("IBMC") between the Company and the DoD since 1992. This contract is part of a program by the DoD to ensure adequate supplies of critical items in the event of armed conflict.

This innovative contract calls for production of auto-injectors filled with nerve agent antidotes, the retention by the Company of key personnel and facilities to assure expertise for manufacturing auto-injectors containing nerve agent antidotes, the management of the U.S. Army's Shelf Life Extension Program, and the pre-stocking of critical components to enhance readiness and mobilization capability. A surge capability provision allows for the coverage of defense mobilization requirements in the event of rapid military deployment. During fiscal 1999, MMT concluded negotiations with the DoD for its third IBMC beginning August 1, 1999. This contract includes renewal options for two additional years through July 31, 2002. The DoD renewed the option for the second year of the contract in fiscal 2000. Revenues under this contract have ranged from $13 to $21 million over each of the last three years and are expected to exceed $15 million per year under the current contract.

The Government Systems business unit plans to build upon its strong relationship with the DoD and remain the source of first choice for military auto-injector products. To that end, the Company continues to maintain leadership by introducing new products into this market. New products include the Multi-chambered Auto-injector ("MA") delivery system specifically developed for the U.S. Army. This system will allow military personnel to use a single auto-injector to sequentially administer the specified antidotes under battlefield conditions. The MA is expected to receive FDA approval by December 2000, with customer shipments expected during the third fiscal quarter of MMT's fiscal 2001

b.  INTERNATIONAL

The Company will continue its strategy of seeking to expand its international military sales into new markets worldwide as a principal supplier of critical life saving antidotes for chemical warfare defense. The foreign government customer base includes many allied countries in Europe, the Middle East and the Far East. International government sales for fiscal 2000, 1999 and 1998 were $7.8, $2.5 and $1.6 million, respectively.

The product range for the international community includes the same type auto-injectors and antidote formulations as used by the U.S. community, however, it also includes a number of variations to address the formulation specific requests of client countries.

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

c.   CIVIL DEFENSE - DOMESTIC PREPAREDNESS

The demand for nerve agent antidote auto-injectors has recently expanded to include growing numbers of state agencies and local communities, for domestic preparedness purposes in response to potential terrorist attacks and as protection for populations in high risk areas. At the request of several government agencies, state and local experts have formed the MMRS (Metropolitan Medical Response System), which includes training and equipping emergency teams as initial, on-site responders. This concept has a goal to develop MMRS in the 120 most populous metropolitian areas in the U.S. in the next five years. The Company believes that this is essentially an untapped market with a significant growth potential. While revenues to date have not been material, the Company believes that enhanced awareness of the Company and its products could result in increased contributions.

                            RESEARCH AND DEVELOPMENT

With the intent of developing and commercializing its own family of pharmaceutical products, Meridian is looking to both its own technologies and those technologies within the industry that can be brought into the Meridian product range. The general thrust initially will be towards products that have emergency medicine applications such as anti-convulsants, management of hypoglycemia and antidotes for drugs of abuse. Several military-developed products currently in production are being considered for their application into the commercial arena using existing auto-injector applications. Currently, improved auto-injector configurations are also being considered as well as drug products outside of Meridian's traditional market applications. Product development emphasis will be placed on those products that would have market applications in both the commercial and government sectors.

The Company expensed $2.9 million, $1.2 million and $1.3 million on research and development activities in fiscal 2000, 1999, and 1998, respectively, excluding costs associated with customer-funded projects. The Company expects research and development expenditures in fiscal 2001 to be higher than the fiscal 2000 level.

While not engaged in basic research, Meridian does have both externally and internally funded development efforts. The externally funded programs involve activities that include the formulation and sterile filling of developmental products for commercial customers and new product development of military injectables. The later development activities include new auto-injector delivery systems, drug formulations, assay developments, clinical studies and regulatory submissions. Internally funded activities include the development of new pharmaceuticals that will be marketed by MMT. Initially MMT's new product line will be developed using drug compounds whose safety and efficacy have already been established and placing these compounds in the Company's basic auto-injector delivery systems. As the product range is expanded, new product opportunities may evolve utilizing alternate delivery systems and drug compounds obtained through acquisitions and/or joint ventures.

Commercial customer product programs include feasibility and stability studies as well as the manufacturing of clinical trial materials in the Company's pilot plant. If feasibility and stability studies are successful and all regulatory approvals are received, the Company anticipates licensing fees and contracts in the coming years to manufacture these products in vials, prefilled syringes and proprietary auto-injector systems.

The Company has signed a feasibility contract with a major European country to develop the MA auto-injector incorporating its antidote formulation. The second phase of this program is currently being negotiated which could result in a full scale development effort that, if successful, could lead to product registration in Europe as early as FY2003. This product registration would allow the Company to negotiate a licensing agreement to permit the sale of this product to major NATO countries.

With the renewed interest by a number of NATO countries in the nerve agent antidote HI-6, Meridian's technology group has begun work to develop a specialized auto-injector that could be used to administer this antidote. HI-6 has only a short shelf-life when in solution which necessitates an auto-injector that contains individual chambers separating the drug and the diluent. Prior efforts by others have resulted in auto-injectors that are cumbersome, difficult to manufacture and use, and expensive. Meridian has developed several prototype units that meet the performance requirements expected while being easier to make, are less bulky and provide ease of use. Negotiations are underway to seek multi-national funding to complete the development of this innovative auto-injector.

MMT also has Truject, a single-chambered auto-injector for subcutaneous injection which utilizes a very thin (27 gauge) needle, under development for potential new applications. This new auto-injector is designed for use in emergency situations and for any episodic treatment where a subcutaneous injection is the preferred drug delivery route. This new auto-injector will be subject to clinical testing and regulatory approval prior to the product reaching the marketplace. See "Government Regulation" below.


CARDIOPULMONARY SYSTEMS

The Company's Cardiopulmonary Systems unit is focused on the development and sale of non-invasive cardiopulmonary diagnostic products. In addition to a line of telemedicine products, the Company has completed the development phase of its innovative PRIME ECG electrocardiac mapping system and has introduced the product for sale in a number of countries.

a.  PRIME ECG(TM) ELECTROCARDIAC MAPPING SYSTEM

The PRIME ECG system is a unique electrocardiac mapping system developed in collaboration with university and medical school researchers. This system offers the potential to significantly improve the diagnosis and treatment of heart disease, which affects over 13 million people in the U.S. alone, including 1.5 million heart attack victims each year.

The PRIME ECG system consists of a patented 80-lead disposable electrode vest, 80-channel recording module, computer assisted analysis software and a full color multi-dimensional graphic display. The system initially has been introduced for the early detection of acute myocardial infarction ("AMI") or heart attack. European clinical tests conclude that the PRIME ECG system can allow earlier and more accurate diagnosis of AMI for significantly more patients than the standard 12-lead ECG. Further, the PRIME ECG system displays results in a manner that can allow the clinician to identify the nature of the infarct, which can be utilized in determining the most effective course of treatment.

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

The Company expects the PRIME ECG(TM) system will be used initially by the emergency room physician who needs faster and more accurate diagnosis for more than 20 million chest pain patients each year. The Company is pursuing additional applications where this technology may enhance detection and/or treatment of heart conditions known to affect the electrophysiology of the heart. Potential applications include the ability to detect changes in reperfusion of the coronary arteries following intervention. The use of serial recordings has been shown to allow detection of reduced flow before this condition becomes critical. This may prevent potentially life threatening and costly emergencies. The Company in unaware of a non-invasive alternative means to detect this condition. Other potential applications involving arrhythmia management and sudden cardiac death are being investigated. The Company estimates that the market size for the potential use of PRIME ECG is substantial, with the total combined markets for diagnosis of AMI and other applications exceeding $6 billion annually.

The use of the PRIME ECG system requires purchase of a disposable electrode array or vest. This patented, simple to use device is expected to provide a recurring source of revenue to the Company, which anticipates that it will be the sole manufacturer. The Company projects that the disposable electrode vest design can be modified to meet a range of applications, allowing lower cost and greater convenience in potential future applications.

The PRIME ECG system received the CE Mark from European authorities during fiscal 1999. To date, the Company has signed representation agreements with companies to market PRIME ECG in Italy, Austria, Denmark, Switzerland, Poland, Hungary, Spain, Portugal and Australia. The Company sells PRIME ECG directly in the United Kingdom and is actively negotiating with additional candidates to service the remaining European markets. Initial shipment of the product was made in fiscal 2000 and additional orders have been shipped in the first quarter of 2001.

The Company is sponsoring a multi-center clinical study that is designed to demonstrate superior performance compared to the 12-lead ECG. The study is ongoing at the Medical College of Virginia in Richmond and Maine Medical Center in Portland. The University of Cincinnati and the Manchester Heart Center will be added during the early months of fiscal 2001. These are expected to generate the necessary evidence to support the Company's planned 510(k) filing with the FDA, targeted for early calendar 2001. Subject to gaining FDA approval, the introduction of PRIME ECG in the U.S. is targeted for 2001.

B.  TELEMEDICINE PRODUCTS

The Company is a leader in the development of devices that measure and transmit diagnostic information by telephone. These products allow a patient's condition to be monitored while at home, which can reduce expensive office visits, allow for earlier diagnosis and minimize emergency room and hospital admissions. Meridian's CB-12L CardioBeeper-R- electronic heart monitor transmits a standard 12-lead electrocardiogram ("ECG") by telephone. A new heart monitor, the CardioPocket(TM) was introduced in 1999, providing unprecedented convenience by incorporating a miniaturized single-lead version into a wallet. The CardioPocket was awarded a Millennium Product Award for innovation and creativity in the U.K. from the Design Council of Britain, and has already been purchased by more than 15,000 users. In 2000, the Company completed development of the CB12/12, a next generation CB12L that is more convenient and faster than its predecessor.

The telemedicine product line is sold by Shahal Medical Services, Ltd. ("Shahal"), which has exclusive international marketing rights. Shahal, based in Israel, is a home healthcare monitoring company serving more than 60,000 subscribers. Last year, Shahal formed SHL International for the purpose of accelerating its program to expand its business to other countries with a focus in Europe and the United States.

C.  RESEARCH & DEVELOPMENT

The Company invested $1.4 million in Cardiopulmonary Systems research & development in fiscal 2000. The majority of this expenditure was dedicated to the PRIME ECG system and included design of dedicated hardware and software systems, as well as the funding of certain university research projects selected for their potential to lead to new and improved applications.

The Company intends to continue to invest in PRIME ECG, projecting overall increased expenditures in fiscal 2001. These development investments include algorithm enhancement to further improve heart attack detection, software development to provide new applications such as reperfusion, hardware development to provide portability and reduce costs, and graphics enhancements to further improve ease of interpretation, in addition to increased sales and marketing expenditures.

                                   COMPETITION

In the commercial auto-injector market, the Company competes directly with companies that manufacture drug injection devices, whether such devices are automatic like the Company's products or non-automatic, variable dose pen-like injection devices, reloadable injection devices and disposable needle-free injection systems. The Company is the leading manufacturer of automatic injectors in the world. The Company expects competition to intensify.

Meridian is the sole supplier of auto-injectors to the U.S. Government for military use, and effective August 1, 1999, renewed its three-year base maintenance contract (an initial base year and two option years, the first of which has been exercised in fiscal 2000) with the U.S. Department of Defense. The Company competes with a small number of companies selling to foreign military markets.

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

The Cardiopulmonary business operates in a highly competitive sector of the healthcare industry. Meridian's telemedicine products compete against the products of numerous other companies. The

PRIME ECG-TM- product will compete with existing diagnostic equipment and testing procedures such as blood markers for detection of AMI, and potentially with products and technologies currently under development that may be brought to market, such as enhanced 12-lead ECG algorithms, invasive cardiac mapping and improved cardiac stress testing.

                                     BACKLOG

As of July 31, 2000, the backlog of orders was approximately $17.0 million, of which $5.2 million related to production and delivery of commercial products and services, and $11.8 million related to military products and the IBMC contract. This compares with commercial product sales backlog of $6.2 million and a military backlog of $13.5 million, for a total of $19.7 million at July 31, 1999.


                        PATENTS, TRADEMARKS, AND LICENSES

The Company considers its proprietary technology to be important in the development, marketing and manufacture of its products and seeks to protect its technology through a combination of patents and confidentiality agreements with its employees and others. Patents covering important features of the Company's current principal auto-injector products have expired. This loss of patent protection could have an adverse effect on the Company's revenues and results of operations. MMT is currently developing a new generation of auto-injector products (see "Research and Development") for which a number of patents have been granted to the Company. Over the last few years, the Company was granted U.S. patent protection for several of its new auto-injector drug delivery systems, designed for fast and reliable patient self-administration of the expanding range of new pharmaceutical and biotechnology products that require injection. Some of these patents cover the multi-chambered auto-injector (MA) expected to be launched in fiscal 2001. The MA patents cover various components running through 2010. In addition, the Company holds several patents and licenses on the PRIME ECG(TM) electrocardiac mapping system, including the patent on the PRIME ECG disposable electrode vest. Most of the other patents are licensed from the Northern Ireland Bioengineering Center at the University of Ulster in Northern Ireland for a minimum remaining term of 17 years.

The Company intends to file for additional protection for its new auto-injector and cardiopulmonary products currently under development. The new auto-injector products are expected to replace or supplement the Company's existing line of auto-injectors over time.

                           PRODUCT LIABILITY INSURANCE

The Company maintains product liability coverage for its products aggregating $40 million. The Company will continue to maintain liability insurance as it relates to divested operations to cover potential claims incurred but not reported prior to their disposition. Although the Company's management is of the opinion that, with respect to amounts, types and risks insured, the insurance coverage is adequate for the business conducted by the Company, there can be no assurance that such insurance will provide sufficient coverage against any or all potential product liability claims.

                    SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company purchases, in the ordinary course of business, necessary raw materials, components and supplies essential to the Company's operations from numerous suppliers in the U.S. and overseas. Several of the ingredients used in the antidote formulations are unique and require highly specialized synthesis facilities, consequently, limited amounts of these ingredients are available from time to time. Auto-injector components also require specialized tooling and by commercial manufacturing standards are considered low volume production. Cardiopulmonary product components availability are subject to worldwide demand within the electronics industry. Component requirements frequently compete with high volume, high demand vendor manufacturing time. The Company monitors these situations carefully to ensure a continued supply of both raw materials and components. The Company procures inventory principally when supported by customer purchase orders.

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

The Company's Cardiopulmonary Systems Products must have FDA Registration for U.S. sales and CE Marking for European sales.

In connection with its manufacturing operations, the Company must comply with cGMP regulations, and its manufacturing facilities are subject to periodic inspections. The Company's St. Louis facility has undergone multiple routine, satisfactory inspections by the United States, the United Kingdom, and the Republic of Germany of both the facilities as well as individual drug products manufactured there in 2000, 1999, and 1998.

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

Certain states have instituted needle protection standards. Presently, to the best of the Company's knowledge, the Company's products are not covered by these standards. The applicability of these needle protection standards in the future could require the Company to change its product design and production methods.

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

                                    EMPLOYEES

As of September 30, 2000, the Company employed a total of 342 employees: 267 employees work at the Company's plant and warehouse facilities in St. Louis, Missouri; 43 employees work at the facility in Belfast, Northern Ireland, and 32 employees work at the Company's corporate headquarters in Columbia, Maryland (see "Properties"). Effective March 1, 1999, the Company entered into a three-year agreement with the Teamsters Local Union No. 688 ("Teamsters") which is affiliated with the International Brotherhood of Teamsters, Chauffeurs, Warehousemen and Helpers of America. Teamsters are the exclusive agent for all production and maintenance employees of the Company at its St. Louis facility. Approximately 148 employees are covered by this collective bargaining agreement.

ITEM 2.  PROPERTIES

The Company's corporate headquarters are located in an 11,000 square foot facility in Columbia, Maryland. The facility is leased through 2002. The corporate headquarters facility houses the corporate administration, human resources, finance, commercial business development, government programs, and the product design and development functions. Meridian had entered into a ten-year lease expiring in 2002 on a 17,000 square foot facility in Rockville, Maryland, which previously served as the Company's headquarters. The Rockville, Maryland facility has been sub-leased to a third party through 2002.

The Company's primary R&D and pharmaceutical operations are located in St. Louis, Missouri. These facilities are used primarily for formulation, stability testing, aseptic filling, assembly and final packaging of the Company's auto-injectors, vials and pre-filled syringes. The St. Louis manufacturing facilities consist of eight separate buildings occupying over 100,000 square feet.

In fiscal 1999, the Company opened a new facility in Belfast, Northern Ireland, and consolidated the operations previously performed at the Antrim, N. Ireland and Rochester, Kent England facilities. The 28,000 square foot facility is designed to develop and produce innovative technology products for its Cardiopulmonary Systems Group, including the PRIME ECG(TM) system, and supply auto-injectors for the Government Systems Group for sale to international markets. The Company is leasing the new facility under a lease expiring in 2014.

The Company has a 4,200 square foot facility in Rochester, Kent in the United Kingdom previously used for aseptic assembly and packaging of auto-injector product under contracts with foreign countries. This facility was also used as a sales and marketing office to promote the Company's commercial and military products in Europe and the Middle East. The facility is leased pursuant to a lease that expires in 2010, and the Company has sub-leased the facility to a third party through 2003. The operations of the Rochester facility were consolidated with the Antrim, N. Ireland facility into the new Belfast facility in fiscal 1999.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted by the Company during the fourth quarter of fiscal 2000 to a vote of security holders, through the solicitation of proxies or otherwise.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists, as of September 30, 2000, the names and ages of all executive officers of the Company, and their positions and offices held with the Company

NAME                       AGE            PRESENT POSITIONS WITH THE COMPANY
----                       ---            ----------------------------------
James H. Miller            62             Chairman, President and Chief Executive Officer
Gerald L. Wannarka         61             Senior Vice President, Technology and Government Systems
Robert J. Kilgore          50             Senior Vice President, General Manager, Pharmaceutical Systems
Dennis P. O'Brien          42             Vice President, Finance and Chief Financial Officer
Peter A. Garbis            59             Vice President, Organization Development

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

MR. KILGORE joined Meridian in April 2000 as Senior Vice President, General Manager Pharmaceutical Systems. From January 1997 to March 2000, Mr. Kilgore was Director of Marketing and Business Development for Becton Dickinson Pharmaceutical Systems. There he was also responsible for worldwide licensing activities including sales and marketing activities associated with Becton Dickinson Advanced Injection Systems, which focused on new delivery technology for the delivery of parenteral pharmaceuticals. Prior to his position at Becton Dickinson, Mr. Kilgore was Director of Business Development at Reed & Carnrick Pharmaceuticals where he negotiated several major strategic alliances with multi-national pharmaceutical companies and has held marketing management positions with Schering Plough and Winthrop Pharmaceuticals.

MR. O'BRIEN joined Meridian in March 1999 as Vice President, Finance and Chief Financial Officer. Prior to joining Meridian, he was Vice President of Finance and Chief Financial Officer of Ogden Environmental & Energy Services Co., Inc. from 1996 to February 1999. Previous positions held by Mr. O'Brien include Vice President of Finance/Chief Financial Officer positions of After Six, Ltd. and Tate Global Corporation from 1990 through 1996. Prior to joining Tate, Mr. O'Brien was with Flow Laboratories, Inc., a biomedical products supply company, and KPMG Peat Marwick. Mr. O'Brien is a Certified Public Accountant and a Certified Management Accountant.

MR. GARBIS joined Meridian in May 1996 as Executive Director, Organization Development and was promoted to Vice President in April 1998. Prior to joining Meridian, Mr. Garbis was Director of Human Resources at Lamb Associates, a high-tech engineering consulting firm, from 1993 to 1996. Prior to this, he was Director of Human Resources at Solarex Corp., a division of Amoco/Enron, from 1981 to 1993. Other experience in the field of human resources and organizational management has been with such major companies as Lockheed Martin, ITT Telecommunications, and Nuclear-Chicago, a division of G.D. Searle.


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS

The Company's common stock is traded on the over-the-counter market and is quoted in the NASDAQ National Market System under the symbol MTEC.

The following table shows the high and low sales price of the Company's common stock for each fiscal quarter during the two year period ended July 31, 2000, as reported on the NASDAQ National Market System.

                                     2000                   1999
                                     ----                   ----
Quarter                        High         Low         High      Low
-------                        ----         ---         ----      ---
First                          $ 6.750      $4.375     $11.625    $6.500
Second                           7.000       4.250       8.000     4.625
Third                            9.625       4.625       7.000     4.000
Fourth                          13.000       5.750       7.125     5.000

The Board of Directors has not declared any dividends on the Company's common stock since its organization. As of October 1, 2000, there were approximately 1,200 holders of the Company's common stock known to the Company.

ITEM 6.  SELECTED FINANCIAL DATA

The Company was formed in November 1996 through the merger (the "Merger") of Survival Technology, Inc. ("STI") and Brunswick Biomedical Corporation ("Brunswick"). STI was a publicly traded company that primarily sold auto-injectors to commercial and military markets. Brunswick was primarily a privately held research and development company with core technologies focused on enhancing the diagnosis of cardiac ischemia and arrhythmias, and was engaged principally in the development of the PRIME ECG(TM) electrocardiac mapping system. At the time of the Merger, Brunswick held approximately 61% of STI's outstanding common stock, which Brunswick purchased from the estate of STI's late founder on April 15, 1996. As a result, STI had been treated for financial accounting purposes as a consolidated, majority-owned subsidiary of Brunswick from that date. Upon completion of the Merger, STI was the surviving corporation as a legal matter but the Merger was recorded as a purchase of STI by Brunswick for financial accounting purposes.

Through April 15, 1996, only Brunswick's revenues and other financial data are included in the amounts reflected in the following table. STI revenues and other financial data are included from April 15, 1996, the date when Brunswick acquired a majority interest in STI.

                                               Year End    Year End    Year End      Year End    Month End    Year End
                                               July 31,    July 31,    July 31,      July 31,     July 31,    June 30,
(in thousands, except per share data)            2000        1999        1998          1997         1996        1996
----------------------------------------------------------------------------------------------------------------------

OPERATIONS:
Net sales                                       $54,607     $40,730     $44,668      $40,665      $4,511      $10,375
Gross profit                                     22,016      12,710      17,577       15,044       1,901        3,420
Operating income (loss)                           7,349       1,287       3,067       (1,699)        908       (6,212)
Other expense, net                               (3,536)     (3,027)     (2,629)      (2,395)       (140)        (539)

Income (loss) before income tax, minority
  interest, and extraordinary loss                3,813      (1,740)        438       (4,094)        768       (6,751)
Provision for income tax                          1,514           -         343           45         440           27
Minority interest in consolidated subsidiary          -           -           -          266         327           17
Income (loss) before extraordinary loss           2,299      (1,740)         95       (4,405)          1       (6,795)
Extraordinary loss on debt refinancing                -           -        (494)           -           -            -
                                             -------------------------------------------------------------------------
Net income (loss)                               $ 2,299     $(1,740)    $  (399)     $(4,405)     $    1      $(6,795)

Basic income(loss) per share                    $  0.77     $ (0.58)    $ (0.13)     $ (2.16)     $ 0.02      $(99.32)
Diluted income(loss) per share                  $  0.70     $ (0.58)    $ (0.12)     $ (2.16)     $ 0.02      $(99.32)
Weighted average shares:
         Basic                                    2,996       2,993       2,971        2,040          68           68
         Diluted                                  3,276       2,993       3,328        2,040          68           68

EBITDA (1)                                      $10,913     $ 5,103     $ 6,861      $ 1,615      $1,191      $(5,397)
EBITDA margin                                      20.0%       12.5%       15.4%         4.0%       26.4%       (52.0)%

FINANCIAL POSITION:
Current assets                                  $18,809     $20,233     $18,296      $16,031      $ 16,557    $16,352
Working capital                                   7,586       4,373       6,046          844         4,230      4,145
Fixed assets, net                                15,795      15,826      16,389       15,778        14,984     14,990
Total assets                                     44,685      47,751      46,847       44,082        41,568     41,694
Long-term debt                                   16,823      17,639      18,850       13,921        16,385     16,056
Shareholders' equity                             14,091      11,738      13,338       12,293         3,844      4,387

(1) EBITDA represents operating income plus other income and depreciation and amortization. EBITDA is not a measure of performance or financial condition under generally accepted accounting principles, but is presented to provide additional information related to operating results. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity under generally accepted accounting principles. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues and operating income by segment for the years ended July 31 are as follows:

                                         2000       1999      1998
                                         ----       ----      ----

Revenues:
   Pharmaceutical systems               $53,106    $38,890   $43,579
   Cardiopulmonary systems                1,501      1,840     1,089
                                        -------    -------   -------
Total revenues                          $54,607    $40,730   $44,668
                                        =======    =======   =======

Operating income (loss):
   Pharmaceutical systems               $10,064    $ 2,125   $ 4,183
   Cardiopulmonary systems               (2,715)      (838)   (1,116)
                                        --------   --------  --------
Total operating income                  $ 7,349    $ 1,287   $ 3,067
                                        ========   ========  ========

2000 COMPARED WITH 1999

MMT's net income after taxes for the year ended July 31, 2000 was $2,299,000, or $0.70 per share, on revenues of $54.6 million compared to a fiscal 1999 net loss of $1,740,000, or ($0.58) per share, on revenues of $40.7 million, reflecting a 34% increase in revenues. Gross margins increased to 40% in 2000 compared to 31% in 1999, when revenues and margins were negatively impacted by supplying free units of EpiPen as a result of the 1998 EpiPen recall. Operating expenses increased by 28.4% from 1999 to 2000, but decreased overall as a percentage of net sales. This reflects the cost reduction efforts in place in 1999 versus the investment in research and development, and a marketing infrastructure in 2000. Operating income and EBITDA were $7.3 and $10.9 million, respectively, in 2000, up from $1.3 and $5.1 million in 1999 due to improved operations and the absence of recall obligations.

Commercial Systems sales were $27.0 million in 2000, 88% higher than 1999 resulting from increasing demand for the EpiPen and the absence of recall obligations. Government Systems sales were $26.1 million, 6.5% higher than 1999 as sales to foreign governments increased. Cardiopulmonary Systems sales were $1.5 million in 2000, 18% lower than 1999 reflecting lower telemedicine sales.

Gross margins were 40% of sales in 2000 compared to 31% in 1999. The increased gross margins from 1999 to 2000 resulted primarily from higher production volume to support increased customer orders, and the recall obligations in 1999. The Company shipped 771,000 free EpiPens in fiscal 1999, both for actual units returned and to reimburse the distributor for cash costs. While the direct cost of these free units was fully reserved, the lost revenue from those units depressed gross margins in that year. Sales of the EpiPen in 2000 exceeded pre-recall levels, and management believes the current gross margin is a more accurate reflection of the core business performance.

Operating costs were $14.7 million in 2000, an increase of $3.2 million from 1999. The Company initiated cost reduction programs in 1999 to compensate for the lower margins, while in 2000, it was able to invest in the Company's growth. Research and development and selling, general and administrative expenses both increased as product development efforts increased and a marketing infrastructure was enhanced to support corporate long-term goals.

Non-operating expenses in 2000 were $3.5 million, 17% higher than in 1999. The higher level in 2000 is a result of decreased grant income from Northern Ireland. The income tax provision was $1.5 million in 2000 and $0 in 1999, reflecting a 40% effective rate for the current year. The current tax rate is a result of the Company's utilization of net operating loss carryforwards, offset by permanent book to tax differences as a result of the amortization of intangibles. The Company continues to have operating loss carryforwards as explained in Note 7 to the financial statements.

Line of Business Discussion

The Pharmaceutical Systems segment consists of Commercial Systems and Government Systems. Commercial Systems operations include sales of Meridian's highly recognized EpiPen product, used in the emergency treatment of allergic reactions to insect stings or bites, foods, drugs and other allergens, as well as idiopathic or exercise induced anaphylaxis.

Within the Pharmaceutical Systems segment, Commercial Systems sales were $27.0 million in 2000, 88% higher than in 1999 due to increased revenue from the EpiPen product. The level of demand of EpiPen has surpassed any previous period, and is expected to continue its growth. In 1999, free units of EpiPen were supplied to satisfy obligations from the May 8, 1998 product recall as discussed above. It is estimated that the delivery of EpiPen units to reimburse recall cash costs depressed 1999 revenues by $3.2 million.

Within Government Systems, the Company has a long-standing relationship with the U.S. Department of Defense (DoD), and also markets its products to foreign governments and state and local governments for domestic preparedness. A New Drug Application (NDA) for Meridian's new multi-chambered
(MA) auto-injector has been submitted to the FDA on behalf of the U.S. Army with approval anticipated in fiscal 2001. The MA features a dual chamber that allows the automatic injection of two drugs in succession through the same needle. The FDA recently concluded a successful Pre-Approval audit for the MA in the Company's St. Louis facility, and production is anticipated to begin in fiscal 2001 subject to receipt of FDA approval. A contract has recently been signed with a major European nation to develop a version of the MA that will contain other chemical defense antidotes.

Government Systems revenues increased by 6.5% in 2000 over the prior year to $26.1 million. The increase resulted from higher sales to foreign governments, reflecting an expanding international market for the Company's products. The Company maintains a core business relationship with the DoD through its industrial base maintenance contract, which was successfully renegotiated in 1999. The DoD exercised the second year option of the contract in fiscal 2000. The contract calls for the retention by the Company of key personnel and facilities to assure expertise for manufacturing auto-injectors containing nerve agent antidotes, the management of the U.S. Army's Shelf Life Extension Program, the pre-stocking of critical components to enhance readiness and mobilization capability, and new product orders. This contract is expected to generate at least $15 million in revenues in fiscal 2001. For purposes of complying with terms of a contract, the Company discloses that for the year ended July 31, 2000, sales of diazapam auto-injectors to customers other than the U.S. DoD totaled 2,035 units.

Cardiopulmonary Systems consists of the telemedicine line of business, as well as the Company's PRIME ECG advanced electrocardiac mapping system. The PRIME ECG system, which includes propriety software, offers the potential to significantly improve the non-invasive diagnosis and treatment of heart disease. U.S. clinical trials are scheduled to be completed by the end of calendar 2000. Subject to a successful completion of the clinical trials, a 510(k) application will be made to the FDA for approval to market the product in the U.S. The Company has signed agreements for PRIME ECG distribution in Australia, Austria, Denmark, Switzerland, Poland, Hungary, Spain, Portugal, and Italy and is actively negotiating agreements with several companies to market the product throughout the remainder of Europe. The Company will market the product directly in the United Kingdom. Initial shipment of the product occurred during fiscal 2000 and additional orders have been received for which shipments began during the first quarter of fiscal 2001.

Cardiopulmonary Systems product revenues in 2000 were $1.5 million, a decrease from 1999 sales of $1.8 million. The decrease was due to a fluctuation in telemedicine orders.

Significant activities in the Cardiopulmonary business continued to focus on moving the PRIME ECG system from the development phase towards market introduction. A CE Mark was received in 1999, approving the product for sale in Europe, and a distribution network in Europe and Australia has been developed and continues to be expanded. US clinical trials began in November 1999 and, subject to the successful completion, an application for FDA approval is expected to be filed in 2001.

1999 COMPARED WITH 1998

MMT's net loss after taxes for fiscal 1999 was $1,740,000 ($0.58 per share) on revenues of $40.7 million compared to a fiscal 1998 net loss of $399,000 ($0.13 per share) on revenues of $44.7 million. Included in the net loss for 1999 was a fourth quarter charge of $454,000 for the EpiPen recall, and included in the net loss for 1998 were charges of $2.7 million for the EpiPen recall and $494,000 for the extraordinary loss on debt extinguishment. Gross margins decreased to 31% in 1999 compared to 39% in 1998. This decrease reflects the impact of supplying free units of EpiPen as a result of the 1998 EpiPen recall. Operating expenses decreased by 6.8% from 1998 to 1999, excluding the recall charges from 1999 and 1998. This reduction reflects planned cost reductions in selling, general and administrative expenses. Operating income and EBITDA were $1.3 and $5.1 million, respectively, in 1999, down from $3.1 and $6.9 million in 1998 due to the gross margin decline associated with the recall.

The Company has estimated results excluding the impact of the 1998 EpiPen recall and the 1997 EpiEZPen voluntary exchange program for the years ended July 31, 1999 and 1998 as follows:


(In thousands)                                                       Impact of the 1998 Epipen
                                                                        recall and the 1997
                                                                        EpiEZPen voluntary
                                                  Reported results        exchange program          Estimated results
                                                  ----------------        ----------------          -----------------
The year ended July 31, 1999
  Net sales                                           $   40,730           $     3,187                $   43,917
  Operating income                                         1,287                 2,842                     4,129
  (Loss) income before income taxes                       (1,740)                2,842                     1,102

The year ended July 31, 1998
  Net sales                                           $   44,668                 1,294                $   45,962
  Operating income                                         3,067                 3,713                     6,780
  Income before income taxes and extraordinary
    loss                                                     438                 3,713                     4,151

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

Commercial business sales were $14.4 million in 1999, 36% lower than 1998 resulting from free units of EpiPen supplied to satisfy replacement units and cash costs relating to the EpiPen recall. Government business sales were $24.5 million, 16% higher than 1998 as sales to the U.S. Department of Defense (DoD) and civilian defense customers grew. Cardiopulmonary sales were $1.8 million in 1999, 69% higher than 1998 reflecting increased telemedicine sales, primarily the CardioBeeper product.

Gross margins were 31% of sales in 1999 compared to 39% in 1998. The decreased gross margins from 1998 to 1999 resulted primarily from recall obligations.

Operating costs were $11.4 million in 1999, a decrease of $3.1 million from 1998. Most of the decreased cost was from reserve provisions for the EpiPen recall totaling $2.7 million which was expensed in 1998. Additionally, administrative costs were lower by 10% due to cost reduction programs.

Non-operating expenses in 1999 were $3.0 million, 15% higher than in 1998. The higher costs in 1999 resulted from increased interest cost on debt. Interest cost includes a full year of the Senior Subordinated Debt compared to only 3 months in 1998, following the April 30, 1998 refinancing. Additionally, borrowings on the Revolving Line of Credit were higher in 1999 due to working capital requirements relating to production for recall obligations. The Company generated other income items amounting to $340,000 in 1999 and $256,000 in 1998, mostly from grant income in 1999 and sales of nonstrategic technology in 1998. The income tax provision was $0 in 1999 and $26,000 in 1998 for Alternative Minimum Tax. The Company continues to have significant operating loss carryforwards as explained in Note 7 to the financial statements.

Line of Business Discussion

Commercial sales were $14.4 million in 1999, 36% lower than in 1998 due to free units of EpiPen supplied to satisfy obligations from the May 8, 1998 product recall. R&D services and contract filling both had an increase in revenues from 1998 to 1999, including the initial shipment to Mylan Laboratories of Acyclovir, contributing modestly toward this business unit's results.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company provided $8.5 million of cash from operations in 2000. Positive cash flows from operations consisted primarily of net income, non-cash expenses for depreciation and amortization, and a decrease in accounts receivable, which were partially offset by an increase in inventories. Investing activities used $1.8 million of cash in fiscal 2000 primarily for capital additions. Financing activities used $6.9 million primarily for the paydown of debt.

Working capital at July 31, 2000 was $7.6 million, up from $4.4 million at July 31, 1999. The increase is primarily attributable to the paydown of the Company's lines of credit. At July 31, 2000, accounts receivable were $7.2 million, representing 54 days-sales-outstanding, and inventories were $8.1 million reflecting a turn-over rate of 4.4 times per year. Borrowings under the working capital lines were $1.7 million, leaving $7.0 million available credit at July 31, 2000. The maximum available under the

Company's asset based line of credit will revert to $6.5 million on October 31, 2000, down from the $8.5 million maximum, to which it was increased in fiscal 1999.

OUTLOOK

The Company anticipates that the two core business units within Pharmaceutical Systems will have strong years in fiscal 2001 which will result in double digit percentage earnings per share growth for the year as a whole, and increased EBITDA over fiscal year 2000. Commercial Systems plans to build upon last year's impressive growth. Percentage revenue growth in this business unit is not expected to approach the rate of increase of fiscal year 2000, but the Company anticipates an increase in demand for its core products of approximately ten percent. The Government Systems group is expecting to continue to maintain its strong and stable core U.S. DoD business, while experiencing increasing demand for its products in foreign markets. Additionally, further inroads into the Domestic Preparedness market are expected.

The Cardiopulmonary Systems business unit is expected to contribute additional revenue growth to the Company in fiscal year 2001. PRIME ECG sales in Europe and Australia are expected to begin to accelerate during the year, as the business unit's primary focus continues its shift to sales and marketing of this new technology. Clinical trials in the United States and the United Kingdom are expected to be completed during the second quarter. This will be followed by a 510(k) filing with the FDA. The Company anticipates that initial sales of PRIME ECG will occur in the United States during the fourth quarter of fiscal year 2001, subject to gaining FDA approval.

The Company expects to generate increased EBITDA during fiscal year 2001. The Company will invest substantial amounts in developing the market for PRIME ECG and will increase its expenditures in research and development focused on further applications for its auto injector technology. Additionally, the Company expects to reduce its debt during the year through cash generated by operations and/or a placement of equity securities.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies, as a result of transactions in foreign markets. At July 31, 2000, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's transactions are denominated would have resulted in an increase in net income of approximately $169,000 for the year ended July 31, 2000. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' services become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

While the Company is exposed to changes in interest rates as a result of its outstanding debt, the Company does not currently utilize any derivative financial instruments related to its interest rate exposure. Total short-term and long-term debt outstanding at July 31, 2000 was $19.6 million, consisting of $5.2 million in variable rate borrowing and $14.4 million in fixed rate borrowing. At this level of variable rate borrowing, a hypothetical 10% increase in interest rates would have decreased pre-tax earnings by approximately $49,000 for the year ended July 31, 2000. At July 31, 2000, the fair value of the Company's fixed rate debt outstanding was estimated at $15.0 million. A hypothetical 10% change in interest rates would not result in a material change in the fair value of the Company's fixed rate debt.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                                        MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                         (In thousands, except share data)

                                                                          July 31,
                                                                     2000            1999
                                                                --------------  -------------
                          ASSETS
Current assets:
  Cash and cash equivalents                                     $       79      $      227
  Restricted cash                                                      285             278
  Receivables, less allowances of $524
       and $467, respectively                                        7,229           9,557
  Inventories                                                        8,061           6,889
  Deferred income taxes                                              1,937           1,965
  Prepaid income taxes                                                   -             546
  Other current assets                                               1,218             771
                                                                ----------      ----------
       Total current assets                                         18,809          20,233
                                                                ----------      ----------

  Property, plant and equipment                                     23,261          21,407
       Less - Accumulated depreciation                               7,466           5,581
                                                                ----------      ----------
       Net property, plant and equipment                            15,795          15,826
                                                                ----------      ----------

  Deferred financing fees                                              691             749
  Capitalized software costs                                         1,429           1,588
  Excess of cost over net assets acquired, net                       6,340           7,403
  Other intangible assets, net                                       1,621           1,952
                                                                ----------      ----------
       Total assets                                             $   44,685      $   47,751
                                                                ==========      ==========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and other accrued liabilities               $    8,062      $    7,080
   Note payable to bank                                              1,743           7,317
   Customer deposits                                                   392              54
   Current portion of long-term debt                                 1,026           1,409
                                                                ----------      ----------
       Total current liabilities                                    11,223          15,860
                                                                ----------      ----------

   Long-term debt - notes payable, net of discount                  16,823          17,582
   Long-term debt - other                                                -              57
   Deferred income taxes                                             1,765           1,793
   Other non-current liabilities                                       783             721
   Commitments and contingencies (Note 9)                                -               -
                                                                ----------      ----------
       Total liabilities                                            30,594          36,013
                                                                ----------      ----------
Shareholders' equity:
   Common stock (voting and non-voting)-
     Par value $.10 per share; 18,000,000 shares
      authorized; 3,001,962 and 2,994,930 shares issued                300             299
   Additional capital                                               32,345          32,187
   Accumulated other comprehensive income --cumulative
     translation adjustment                                           (154)            (14)
   Accumulated deficit                                             (18,152)        (20,451)
   Unearned stock option compensation                                  (35)            (70)
   Treasury stock, 30,176 shares at cost                              (213)           (213)
                                                                -----------     -----------
        Total shareholders' equity                                  14,091          11,738
                                                                ----------      ----------

   Total liabilities and shareholders' equity                   $   44,685      $   47,751
                                                                ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                 Year Ended July 31,
                                                        2000            1999            1998
                                                        ----            ----            ----
Net sales                                             $  54,607       $  40,730       $ 44,668
Cost of sales                                            32,591          28,020         27,091
                                                  -------------   -------------   ------------
Gross profit                                             22,016          12,710         17,577

Selling, general, and administrative expenses             8,174           6,245          6,928
Research and development expenses                         2,853           1,248          1,300
Depreciation and amortization                             3,640           3,476          3,538
Product exchange/recall expense                               -             454          2,744
                                                  -------------   -------------   ------------
                                                         14,667          11,423         14,510
                                                  -------------   -------------   ------------

Operating income                                          7,349           1,287          3,067

Other (expense) income:
   Interest expense                                      (3,301)         (3,367)        (2,885)
   Other (expense) income                                  (235)            340            256
                                                  --------------  -------------   ------------
                                                         (3,536)         (3,027)        (2,629)
                                                  --------------  --------------  ------------
Income (loss) before income taxes and
     extraordinary loss                                   3,813          (1,740)           438

Provision for income taxes                                1,514               -            343
                                                  -------------   -------------   ------------
Income (loss) before extraordinary loss                   2,299          (1,740)            95

Extraordinary loss on debt extinguishment (net
     of an income tax benefit of $317)                        -               -           (494)
                                                  -------------   -------------   ------------

Net income (loss)                                     $   2,299       $  (1,740)    $     (399)
                                                  =============   =============   ============

Earnings per common share:
Income (loss) before extraordinary item               $    0.77       $   (0.58)    $     0.03
Extraordinary loss                                            -               -          (0.16)
                                                  -------------   -------------   ------------
Net income (loss) per common share                    $    0.77       $   (0.58)    $    (0.13)
                                                  =============   =============   ============

Earnings per common share assuming dilution:
Income (loss) before extraordinary item               $    0.70       $   (0.58)    $     0.03
Extraordinary loss                                            -               -          (0.15)
                                                  -------------   -------------   ------------
Net income (loss) per common share assuming
   dilution                                           $    0.70       $   (0.58)    $     (0.12)
                                                  =============   =============   =============

Weighted average shares:
Basic                                                     2,996           2,993          2,971
Diluted                                                   3,276           2,993          3,328

The accompanying notes are an integral part of these consolidated financial statements.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                Year Ended July 31,
                                                          2000           1999            1998
                                                          ----           ----            ----
OPERATING ACTIVITIES:
   Net income (loss)                                  $    2,299     $    (1,740)    $      (399)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used for) operating
     activities:
     Depreciation and amortization                         3,640           3,476           3,538
     Amortization of unearned stock compensation              35              35              35
     Amortization of capitalized software costs              159               -               -
     Amortization of notes payable discount and
       deferred financing fees                               369             246             876
     Non-cash charge to modify warrant terms                   -              75             166
     Deferred income taxes                                     -            (280)             28
     Extraordinary loss on debt extinguishment                 -               -             811
   Changes in assets and liabilities
       Receivables                                         2,328          (2,912)            720
       Inventories                                        (1,172)          1,723          (2,565)
       Other current assets                                   99            (636)           (150)
       Accounts payable and other accrued
         liabilities                                         958            (261)         (1,299)
   Other                                                    (184)            149            (101)
                                                    -------------  -------------   --------------
Net cash provided by (used for) operating
   activities                                              8,531            (125)          1,660

INVESTING ACTIVITIES
    Purchase of fixed assets                              (1,747)         (1,493)         (2,668)
    Increase in restricted cash                               (7)             (7)             (7)
    Capitalized software costs                                 -          (1,043)           (545)
                                                    ------------   --------------  --------------
Net cash used for investing activities                    (1,754)         (2,543)         (3,220)

FINANCING ACTIVITIES
    Net (payment) proceeds from line of credit            (5,574)          3,329            (125)
    Payment on long-term debt                             (1,440)           (717)        (12,447)
    Proceeds on long-term debt                                 -               -          14,070
    Proceeds from issuance of warrants                         -               -             930
    Payment of financing fees                                (70)            (30)           (868)
    Proceeds from issuance of common stock                   159              29             261
                                                    ------------   -------------   -------------
Net cash (used for) provided by financing
   activities                                             (6,925)          2,611           1,821
                                                    -------------  -------------   -------------
Net (decrease) increase in cash                             (148)            (57)            261
Cash and cash equivalents at beginning of period             227             284              23
                                                    ------------   -------------   -------------
Cash and cash equivalents at end of period            $       79     $       227     $       284
                                                    ============   =============   =============

The accompanying notes are an integral part of these consolidated financial statements.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                           Unearned
                                                                    Cumulative              Stock
                                     Common  Additional Accumulated Translation Treasury    Option     Shareholders'
                                      Stock   Capital     Deficit   Adjustment   Stock   Compensation    Equity
                                     ------------------------------------------------------------------------------
Balance at July 31, 1997              $ 292   $ 30,733   $(18,312)   $  (67)    $ (213)    $ (140)      $12,293
   Warrants issued with notes
     payable                              -        930          -         -          -          -           930
   Modification of warrant terms          -        166          -         -          -          -           166
   Issuance of common stock from
     the exercise of stock options
     and warrants                         7        254          -         -          -          -           261
   Amortization of stock option
     compensation                         -          -          -         -          -         35            35
   Foreign currency translation           -          -          -        52          -          -            52
   Net loss                               -          -       (399)        -          -          -          (399)
                                                                                                       ------------
      Total comprehensive loss                                                                             (347)
                                     ------------------------------------------------------------------------------

Balance at July 31, 1998                299     32,083    (18,711)      (15)      (213)      (105)       13,338
   Issuance of common stock from
     the exercise of stock options
     and warrants                         -         29          -         -          -          -            29
   Modification of warrant terms          -         75          -         -          -          -            75
   Amortization of stock option
     compensation                         -          -          -         -          -         35            35
   Foreign currency translation           -          -          -         1          -          -             1
   Net loss                               -          -     (1,740)        -          -          -        (1,740)
                                                                                                       ------------
      Total comprehensive loss                                                                           (1,739)
                                     ------------------------------------------------------------------------------

Balance at July 31, 1999                299     32,187    (20,451)      (14)      (213)       (70)       11,738
   Issuance of common stock from
     the exercise of stock options
     and warrants                         1        158          -         -          -          -           159
   Amortization of stock option
     compensation                         -          -          -         -          -         35            35
   Foreign currency translation           -          -          -      (140)         -          -          (140)
   Net income                             -          -      2,299         -          -          -         2,299
                                                                                                       ------------
      Total comprehensive income                                                                          2,159
                                     ------------------------------------------------------------------------------


Balance at July 31, 2000              $ 300   $ 32,345   $(18,152)   $ (154)    $ (213)    $  (35)      $14,091
                                     ==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 8.  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.


1.   BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Meridian Medical Technologies, Inc. ("Company") is a technology-based health care company that designs, develops and produces a broad range of automatic injectors, prefilled syringes, cardiopulmonary diagnostic and monitoring products, and other innovative health care devices. The Company also supplies customized drug delivery system design, pharmaceutical research and development and FDA current Good Manufacturing Practice (cGMP)-approved sterile product manufacturing to pharmaceutical and biotechnology companies.

PRINCIPLES OF CONSOLIDATION

All intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

The Company considers all investments with a maturity of three months or less on their acquisition date to be cash equivalents. Restricted cash consists of cash pledged as collateral on an outstanding letter of credit supporting the working capital line of credit at the Company's Belfast subsidiary.

INVENTORIES

Inventories relating to commercial and military products are stated at the lower of cost (first-in, first-out) or market.

FIXED ASSETS

Fixed assets are stated at cost. The Company computes depreciation and amortization under straight-line and accelerated methods using the following estimated useful lives:

         Furniture and equipment                              2 to 15 years
         Capital leases and leasehold improvements            4 to 31.5 years

The Company uses either the units of production method or the straight-line method over a 10-year life (whichever period is shorter) to depreciate production molds and tooling over their estimated production life cycle.

INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

                                                                        July 31,
                                                              2000                    1999
                                                              ----                    ----
   Excess of cost over net assets acquired               $        10,351          $        10,351
   Patents and licenses                                            2,418                    2,418
   Other                                                           1,805                    1,805
                                                         ---------------          ---------------
                                                                  14,574                   14,574
   Less: accumulated amortization                                 (6,613)                  (5,219)
                                                         ---------------          ---------------
                                                         $         7,961          $         9,355
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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets to determine whether an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuations techniques. No impairment expense was recognized for the years ended July 31, 2000, 1999 and 1998.

REVENUE RECOGNITION

Sales of medical products are recorded when shipments are made to customers. Shipping terms are FOB shipping point. Revenues from the U.S. Department of Defense ("DoD") industrial base maintenance contract are recorded ratably throughout the contract term, with the exception of revenue from product sales, which are recorded upon acceptance by the customer, and revenue from the component prestocking program. Under the component prestocking program, the customer purchases raw material inventory from the Company. Upon receipt and inspection of raw materials from suppliers, title passes to the customer, at which point the Company invoices the customer and records revenue. Revenues from license fees are recorded when the fees are due and non-refundable. Revenues from research and development arrangements are recognized in the period related work has been substantially completed.

FOREIGN CURRENCY

Assets and liabilities of foreign operations are translated at the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated using a weighted average of exchange rates in effect during the year. Cumulative translation adjustments are shown in the accompanying consolidated balance sheets as a separate component of shareholders' equity. The aggregate exchange gain (loss) included in determining net income was $40,000, ($62,000), and ($12,000) for the years ended July 31, 2000, 1999, and 1998, respectively.

RESEARCH AND DEVELOPMENT

Research and development expenses are charged to operations in the period incurred. Customer funded R&D projects generated $1.5 million and $1.8 million of revenues for the years ended July 31, 2000 and 1999, respectively. Costs associated with these projects are reported as costs of goods sold in the same period that revenue is recognized.

INCOME TAXES

The Company accounts for income taxes using the asset and liability method that requires the recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences between carrying amounts and the tax basis of assets and liabilities. A valuation allowance reduces deferred tax assets when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

VALUE OF FINANCIAL INSTRUMENTS

Other than described below, the Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, accounts receivable, accounts payable and other accrued liabilities to approximate the fair value of the respective assets and liabilities at July 31, 2000 and 1999. Management believes the principal balance of its long-term debt, which is $927,000 and $1.2 million higher than the carrying value at July 31, 2000 and 1999, respectively, is a better estimate of the fair value of that liability. The debt is carried net of unamortized discount.

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

NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                              Year Ended July 31,
                                                      2000            1999            1998
                                                      ----            ----            ----
     NUMERATOR:
Income (loss) before extraordinary loss               $ 2,299         $(1,740)        $    95
Extraordinary loss on debt extinguishment (net
of an income tax benefit of $317)                           -               -            (494)
                                                      -------         --------        --------
   Net income (loss)                                  $ 2,299         $(1,740)        $  (399)
                                                      =======         ========        ========

     DENOMINATOR:
Denominator for basic earnings per share -
weighted average shares outstanding                     2,996           2,993           2,971
Dilutive effect of stock options and warrants             280               -             357
                                                      -------         --------        --------
   Denominator for diluted earnings per share           3,276           2,993           3,328
                                                      =======         ========        ========

RECLASSIFICATION

Certain reclassifications have been made to prior year financial statements in order to conform with the current year presentation.


2.       INVENTORIES

Inventories as of July 31, 2000 and 1999 consist of the following (in thousands):

                                                                2000                    1999
                                                                ----                    ----

   Components and subassemblies                             $      4,673             $      3,667
   Work in process                                                 3,250                    3,325
   Finished goods                                                    884                      335
                                                            ------------             ------------
                                                                   8,807                    7,327
   Less: inventory valuation allowance                              (746)                    (438)
                                                            ------------             ------------
                                                            $      8,061             $      6,889
                                                            ============             ============


3.  FIXED ASSETS

Fixed assets as of July 31, 2000 and 1999 consist of the following (in thousands):

                                                                2000                     1999
                                                                ----                     ----

   Furniture and equipment                                  $     15,957             $     14,889
   Leasehold improvements                                          4,852                    4,862
   Construction in progress                                        2,452                    1,656
                                                            ------------             ------------
                                                                  23,261                   21,407
   Less: accumulated depreciation                                 (7,466)                  (5,581)
                                                            ------------             ------------
                                                            $     15,795             $     15,826
                                                            ============             ============

The Company capitalized interest costs of $0 and $51,000 on internally constructed fixed assets for the years ended July 31, 2000 and 1999, respectively.

Depreciation expense was $2.2, $2.1 and $2.2 million for the years ended July 31, 2000, 1999 and 1998, respectively.


4.  CAPITALIZED SOFTWARE COSTS

During fiscal 1999 and 1998, the Company capitalized $1,043,000 and $545,000, respectively, of software development costs related to a product under development, the PRIME ECG Electrocardiac Mapping System. No further costs were capitalized on this project during fiscal 2000. The Company accounts for these development costs in accordance with SFAS 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." The Company began amortizing the capitalized costs during the third quarter of fiscal 2000, the time the product was available for general release to customers. The capitalized costs are amortized on a product by product basis based on the greater of the ratio of current sales to estimated total sales or a straight-line basis over the remaining estimated economic life of the product, not exceeding five years. The Company periodically evaluates the capitalized software costs for recoverability against anticipated future revenues, and writes down or writes off a portion of the capitalized costs if recoverability is in question.

5.  DEBT

SENIOR SUBORDINATED NOTES

In April 1998, the Company entered into a note agreement with Nomura Holding America, Inc. for $15 million of senior subordinated notes, at a 12% fixed rate of interest, due April 2005. The Company issued a warrant to Nomura to purchase 204,770 shares of the Company's common stock in conjunction with the transaction. $930,000 of the proceeds was allocated to the value of the warrant; accordingly, the note is carried net of the related unamortized discount. The Company is amortizing the discount over the term of the debt. This resulted in charges against operations of $132,800 in fiscal 2000 and 1999, and $33,000 in fiscal 1998. Subsequent to this transaction, the Company modified the terms of the warrant issued to Nomura, lowering the per share exercise price from $11.988 to $4.625. The Company recorded additional interest expense of $75,000 and $166,000 in fiscal 1999 and 1998, respectively, relating to the modification of terms.

Proceeds from the transaction were used for the following (in thousands):

Paydown of ING term note (see below)                  $   3,500
Payoff of Sarnoff note                                    6,004
Payoff of EM Industries subordinated loan                 1,277
Paydown of ING Line of Credit                             3,351
Financing fees (deferred)                                   868
                                                      ---------
                                                      $  15,000
                                                      =========

Among other things, the Company is required to maintain certain financial covenants and is restricted from paying cash dividends.

LINES OF CREDIT

The Company has an agreement with International Nederlanden (U.S.) Capital Corporation ("ING") for an $8.5 million line of credit and a $5 million long-term loan.

The ING line of credit accrues interest at either the greater of the prime rate plus 1.25% (10.75% at July 31, 2000) or the federal funds rate plus 1.75%; or the eurodollar loan rate plus 3.25%. The ING line is secured by certain accounts receivable and inventory. The outstanding borrowing on the Company's ING line of credit was $1.7 million and $7.2 million at July 31, 2000 and 1999, respectively. The Company pays a commitment fee to ING of .5% on the average unused portion of the line of credit. The interest rate on outstanding borrowings was 10.75% at July 31, 2000 and 9.25% at July 31, 1999.

An additional line of credit exists for the Company's operation in N. Ireland. The line of credit is for (pound)145,000 and is secured by an irrevocable standby Letter of Credit. The line of credit matures annually each December and bears interest on outstanding borrowings at the bank's published rate of 8.00% at July 31, 2000. The outstanding borrowing on this line of credit was $93,000 and $168,000 at July 31, 2000 and 1999, respectively.

LONG-TERM DEBT (ING)

The term loan with ING accrues interest at either the Eurodollar loan rate plus 3.5%; or the greater of the prime rate plus 1.5% (11.0% at July 31, 2000) or the federal funds rate plus 2.00%. The loan is repayable in quarterly principal payments of $250,000 until March 2002, at which point payments increase to $500,000 per quarter. The loan matures on March 31, 2003. As noted above, a portion of the proceeds of the Nomura note were used to pay down this term debt in April 1998. The outstanding balance was $3,750,000 and $4,750,000 at July 31, 2000 and 1999, respectively.

Warrants were issued to ING in the financing described above. The Company allocated $2,072,900 of the note proceeds to the warrants based on the relative fair value of the warrants and the note at the agreement date. Accordingly, the note is carried at a discount from its maturity value. $811,000 of the remaining unamortized discount ($494,000 after the tax benefit of $317,000) was written off as an extraordinary loss on extinguishment of debt in April 1998. The Company is amortizing the remaining discount over the term of the debt. This resulted in charges against operations of $108,000 in fiscal 2000 and 1999, and $181,000 in fiscal 1998. Among other things, the Company is required to maintain certain financial covenants and is restricted from paying cash dividends.

OTHER LONG-TERM DEBT

In May 1995, the Company entered into a loan agreement with the CIT Group/Equipment Financing, Inc. ("CIT") to assist in financing the Company's capital investment programs. This arrangement consists of a series of loans for the acquisition of production molds, high-speed component preparation and filling equipment and facility renovations. Loan principal outstanding was $26,000 and $294,000 as of July 31, 2000 and 1999, respectively. The interest rate in both years was approximately 8.8%. Repayment of each loan is due in sixty (60) equal monthly installments. The agreement with CIT is collateralized by the asset financed with the loan.

In January 1996, the Company received a non-interest bearing loan in the amount of $375,000 from Dey Laboratories (Dey), STI's exclusive distributor for the EpiPen(R). The proceeds from this loan assisted the Company in purchasing high-speed filling and automated packaging equipment. Repayment of this loan commenced during the first quarter of fiscal 1997 with an agreed upon credit per unit of product shipments to Dey. The balance at July 31, 1999 was $172,000 and the loan was repaid in full during the year ended July 31, 2000.

Maturities of all long term-debt are as follows (in thousands):

            2001                                           $       1,026
            2002                                                   1,250
            2003                                                   1,500
            2004                                                       -
            2005                                                  15,000
            Thereafter                                                 -
                                                           -------------
            Subtotal                                              18,776
            Discounts on term loans                                 (927)
                                                           -------------
            Total debt per balance sheet                   $      17,849
                                                           =============

Interest paid for the years ended July 31, 2000, 1999 and 1998 was $2,958,000, $2,882,000 and $2,314,000, respectively.


6.  SHAREHOLDERS' EQUITY

STOCK OPTIONS

The Company has adopted two Stock Option Plans ("the Plans") which reserve 500,000 shares for granting of options through 2001 and 500,000 shares, subject to shareholder approval, for granting of options through 2007. The Plans provide for issuance of non-qualified stock options, incentive stock options, stock appreciation rights, incentive shares and restricted stock. The Company also has assumed stock options granted by predecessor companies.

Options granted to employees, officers and directors pursuant the Company's stock option plans generally have been exercisable in varying amounts in cumulative annual installments up to ten years from the date of grant. The exercise price on all options granted during years ended July 31, 2000 and 1999 was equivalent to the market value of the Company's stock on the date of grant. The Company recognized $35,000 of expense in each of fiscal 2000, 1999, and 1998 as a result of options issued in prior years with exercise prices less than fair market value at the date of grant.

Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," recommends a fair value based methodology of accounting for all stock option plans. Under SFAS No. 123, companies may account for stock options under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations and provide pro forma disclosure of net income, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options and provide pro forma fair value disclosure under SFAS 123.

For SFAS 123, the fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998. Risk-free interest rate of 5.0%, 6.5%, and 4.2%, respectively; no dividends; a volatility factor of the expected market price of the Company's common stock of .55, .49, and .53, respectively, and a weighted-average expected life of the options of approximately 4-10 years. The weighted average fair value of options granted during 2000, 1999 and 1998 was $4.36, $4.89, and $3.93, respectively.

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

For the purpose of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options' vesting periods. The Company's pro forma net income (loss) and net income (loss) per share calculated using the provisions of FAS 123 were as follows (in thousands except per share data):

                                                                                 Year Ended July 31,
                                                                2000                    1999                     1998
                                                                ----                    ----                     ----
   Net income (loss)                                     $         2,299          $        (1,740)        $          (399)
   Pro forma FAS 123 expense                                        (394)                    (284)                   (155)
                                                         ---------------          ----------------        ----------------
   Pro forma net income (loss)                           $         1,905          $        (2,024)        $          (554)
                                                         ===============          ================        ================
   Weighted average shares outstanding                             2,996                    2,993                   2,971
     Pro forma net income (loss) per share               $          0.64          $         (0.68)        $         (0.19)

The following table summarizes stock option activity and stock options exercisable for the years ended July 31, 2000, 1999 and 1998.

                                    2000      Weighted Average       1999       Weighted Average        1998       Weighted Average
                                    ----       Exercise Price        ----        Exercise Price         ----        Exercise Price
                                              ----------------                  ----------------                   ----------------
   Number of shares
      Options outstanding at
        beginning of year           795,435        $   6.81         645,100         $   6.83          553,300        $    6.15
      Granted during the year
                                    281,326            6.20         203,685             7.07          163,200             8.62
      Exercised during the
        year                         (7,032)           9.13          (4,067)            7.49          (40,200)            6.98
      Expired or terminated         (59,895)           8.02         (49,283)            8.11          (31,200)            6.04
                               -------------       --------     -----------         --------      -----------        ---------
      Options outstanding at
        end of year               1,009,834        $   6.54         795,435         $   6.81          645,100        $    6.83
                               ============        ========     ===========         ========      ===========        =========

      Options exercisable at
        end of year                 519,334        $   6.18         473,800         $   6.04          383,200        $    6.13
                               ============        ========     ===========         ========      ===========        =========

The price range of options outstanding are as follows:

                                                                2000                      1999                     1998
                                                                ----                      ----                     ----
   Less than $1.00                                               148,512                  148,512                 148,512
   $1.00 to $5.00                                                 66,950                   56,950                  61,950
   $5.00 to $9.00                                                586,059                  353,960                 196,075
   $9.00 +                                                       208,313                  236,013                 238,563
                                                    --------------------     --------------------    --------------------
                                                               1,009,834                  795,435                 645,100
                                                    ====================     ====================    ====================

The average contractual life of the Company's options is approximately 6-10 years.

COMMON STOCK WARRANTS

Outstanding warrants to acquire the Company's common stock as of July 31, 2000 and 1999 are as follows:

                                                                2000                    1999
                                                                ----                    ----
   Exercise price:
   Less than $1.00                                                83,579                   83,579
   $1.00 -$10.99                                                 381,968                  397,302
   @$11.00                                                       512,645                  513,271
                                                    --------------------     --------------------
                                                                 978,192                  994,152
                                                    ====================     ====================

598,931 of the warrants expire during calendar year 2001, 204,770 expire in 2005, and 174,491 expire in 2006.

7.   INCOME TAXES

The provision for federal, state, and foreign income taxes exclusive of taxes related to the extraordinary loss consist of the following (in thousands):

                                                                Year Ended July 31,
                                                        2000           1999            1998
                                                        ----           ----            ----
Current:
   Federal                                           $     2,357    $      (230)    $       554
   State                                                     447            (50)            122
   Foreign                                                   185              -               -
NOL utilization                                           (1,475)             -            (358)
                                                     -----------    -----------     -----------
                                                           1,514           (280)            318
Deferred:
   Federal and state                                           -            280              25
   Other                                                       -              -               -
                                                     -----------    -----------     -----------
                                                               -            280              25
                                                     -----------    -----------     -----------
                                                     $     1,514    $         -     $       343
                                                     ===========    ===========     ===========

The following is a reconciliation of the provision for income taxes from continuing operations to the provision calculated at the statutory rate (in thousands):

                                                                Year Ended July 31,
                                                        2000           1999            1998
                                                        ----           ----            ----
Provision for income taxes at federal statutory
   rate                                              $     1,296    $      (592)    $       149
State taxes, net of federal income tax benefit               261           (122)             20
Non-deductible costs                                         483            474             512
Changes in valuation allowance                              (920)           172            (358)
Foreign taxes                                                321              -               -
Other                                                         73             68              20
                                                     -----------    -----------     -----------
                                                     $     1,514    $         -     $       343
                                                     ===========    ===========     ===========

The Company paid income taxes of $126,400, $761,700, and $508,000 for the years ended July 31, 2000, 1999, and 1998, respectively.

The Company provides deferred income taxes for temporary differences between the book basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax return purposes. Deferred tax assets and liabilities were as follows at July 31, 2000 and 1999 (in thousands):

                                                                         July 31,
                                                                2000                  1999
                                                                ----                  ----
   Foreign net operating loss carryforwards                 $      1,456         $      1,003
   U.S. net operating loss and tax credits carryforward              787                2,391
   Inventory valuation                                               244                  113
   Uniform inventory capitalization                                  421                  530
   Postretirement benefits                                           305                  281
   Vacation expense                                                  163                  136
   Restructuring charge                                               31                   51
   Product exchange reserve                                            -                  139
   Other                                                             522                  233
   Valuation allowance                                            (1,992)              (2,912)
                                                            ------------         -------------
   Deferred tax asset                                       $      1,937         $      1,965
                                                            ============         ============

   Depreciation                                             $     (1,648)        $     (1,666)
   Patent costs                                                     (117)                (127)
   Other                                                               -                    -
                                                            ------------         -------------
   Deferred tax liability                                   $     (1,765)        $     (1,793)
                                                            =============        =============

At July 31, 2000, the Company has net operating losses (NOLs) available for future use to offset U.S. income of approximately $2.0 million. These NOLs begin to expire in 2005. At July 31, 2000, MMT Ltd., a U.K. subsidiary, has NOLs to offset its future U.K. income of approximately $4.9 million, which have no expiration date.

Realization of net deferred tax assets at the balance sheet date is dependent upon future earnings. Based on hisortical net operating losses and uncertain future earnings, a valuation allowance to offset a substantial portion of net deferred tax assets has been recorded at July 31, 2000 and 1999.

For financial statement reporting purposes, income before income taxes includes the following components:

                                                                Year Ended July 31,
                                                        2000           1999            1998
                                                        ----           ----            ----
U.S.                                                  $    5,321    $    (1,116)     $    1,319
Foreign                                                   (1,508)          (624)           (881)
                                                      ----------    ------------     -----------
                                                      $    3,813    $    (1,740)     $      438
                                                      ==========    ============     ==========


8.    EMPLOYEE RETIREMENT PLANS

PENSION AND SAVINGS PLANS

The Company maintains a profit sharing thrift plan covering all full-time employees. Annual contributions under the plan may be made up to 6.6% of the base annual salary of all plan participants not covered by a collective bargaining agreement. Plan benefit allocations are based on the participants' annual compensation. The Company made no contributions in fiscal 2000, 1999, or 1998. As part of this profit sharing thrift plan, eligible employees may elect to contribute up to 12% of their base salary to the plan. The Company matches a portion of the contributions by employees not covered by a collective bargaining agreement. The Company match amounted to $156,700, $153,600, and $151,300 in fiscal years 2000, 1999, and 1998, respectively.

The Company also made payments to a pension plan for its full-time employees in St. Louis, Missouri covered by a collective bargaining agreement. Contributions to this plan resulted in expense of $125,600, $103,400, and $101,700 in fiscal years 2000, 1999, and 1998, respectively.

OTHER POSTRETIREMENT BENEFITS

The Company sponsors a postretirement benefit plan (the "Plan") to provide certain medical and life insurance benefits to retirees, their spouses and dependents. The Plan is contributory for medical benefits based on the retiree's years of service and is noncontributory for life insurance benefits. The Company funds its obligations under the Plan as incurred.

The following table sets forth the Plan's funded status (in thousands):

                                                                  2000                 1999
                                                                  ----                 ----

   Benefit obligation at the beginning of the year           $        991         $        945
   Service cost                                                        20                   34
   Interest cost                                                       54                   71
   Actuarial (gain)/loss                                             (319)                 (13)
   Benefits paid                                                      (36)                 (46)
                                                             -------------        -------------
   Benefit obligation at the end of the year                          710                  991

   Unrecognized prior service cost                                    (24)                 (33)
   Unrecognized net gain                                              680                  391
   Unrecognized transition obligation                                (583)                (628)
                                                             -------------        -------------

   Accrued benefit costs                                     $        783         $        721
                                                             ============         ============

The Company recognized net periodic postretirement expense of $98,100, $111,000 and $91,000 for the years ended July 31, 2000, 1999 and 1998, respectively, as follows (in thousands):

                                                                  2000                 1999                  1998
                                                                  ----                 ----                  ----
   Service cost-benefits attributed to service during
     periods                                                $         20         $         34          $         29
   Interest cost on accumulated postretirement benefit
     obligation                                                       54                   71                    67
   Amortization of prior service                                       9                    9                     9
   Amortization of net gain                                          (30)                 (48)                  (59)
   Amortization of transition obligation                              45                   45                    45
                                                            ------------         ------------          ------------
   Net periodic postretirement benefit cost                 $         98         $        111          $         91
                                                            ============         ============          ============

For measurement purposes, an 7.5% annual rate of increase in cost of health care was assumed for fiscal 2000; the rate was assumed to decrease gradually to 5% by 2005 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing assumed health care cost by 1% in each year would increase the accumulated postretirement benefit obligation as of July 31, 2000 by $109,000 and the aggregate of the service and interest cost component of net periodic postretirement benefit cost by $15,000 for the year ended July 31, 2000. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% for 2000 and 1999.

9.   COMMITMENTS AND CONTINGENCIES

LEASES

The Company has various commitments under operating leases through 2014 relating to computer hardware and software, its pharmaceutical manufacturing facility and warehouses in St. Louis, Missouri, its facility in the United Kingdom, a facility in Belfast, Northern Ireland, and administrative offices in Columbia, Maryland and St. Louis, Missouri.

Future minimum rentals as of July 31, 2000 under noncancellable leases are as follows (in thousands):

                                                               Operating             Sublease
   Year Ending July 31,                                          Leases               Revenue
   --------------------                                          ------               -------
   2001                                                     $      1,434         $        374
   2002                                                              982                  207
   2003                                                              606                   29
   2004                                                              552                    2
   2005                                                              475                    -
   Thereafter                                                      3,190                    -
                                                            ------------         ------------
                                                            $      7,239         $        612
                                                            ============         ============

The Company incurred net rental expense of $1,282,500, $1,066,200 and $986,200 in 2000, 1999 and 1998, respectively.

SALE/LEASEBACK OF FORMER HEADQUARTERS BUILDING

In connection with the December 1988 sale of the Company's former headquarters building in Bethesda, Maryland, the Company's obligations under the Leasehold Deed of Trust ("Ground Lease") were assigned to and assumed by the purchaser of the building. The Company remains contingently liable under the Ground Lease. The annual commitment under the Ground Lease aggregated $160,000 in 2000 (adjusted for increases in the Consumer Price Index) and extends until the year 2042.

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

EMPLOYEE CONTRACTS

The Company has an agreement with a key employee which provides for certain benefits should the employee be terminated within the term of the agreement for other than specified reasons. The Company also has agreements with certain key employees which provide for certain benefits should the employees be terminated within a two year period subsequent to a change of control (as defined by the agreements) for other than specified reasons. Benefits to be provided under these agreements include continued life, disability, accident and health insurance coverage for a period of two years and a severance payment up to 100-200% of the employee's annual base compensation. Additionally, all stock options held by the employee become immediately exercisable and any restrictions on transfer of the Company's stock held by the employee shall lapse. These arrangements renew for three-year periods unless timely notice of non-renewal is given. The maximum contingent liability under these agreements at July 31, 2000 is $1,598,000.


10.  SEGMENT INFORMATION

The Company operates in two industry segments: pharmaceutical systems and cardiopulmonary systems. Both segments include the design, development, manufacture and sale of medical products and related services, with a major focus on safe and convenient participation by the patient. The cardiopulmonary business unit operates in N. Ireland with most of its revenue generated overseas. Revenues, operating income, and long-lived asset additions by segment for the years ended July 31, and total assets at July 31 are as follows:

                                                            2000              1999             1998
                                                           ----              ----             ----

Revenues:
   Pharmaceutical systems                              $       53,106    $       38,890   $       43,579
   Cardiopulmonary systems                                      1,501             1,840            1,089
                                                       --------------    --------------   --------------
Total revenues                                                 54,607            40,730           44,668

Operating income (loss):
   Pharmaceutical systems                              $       10,064    $        2,125   $        4,183
   Cardiopulmonary systems                                     (2,715)             (838)          (1,116)
                                                       ---------------   ---------------  ---------------
Total operating income                                          7,349             1,287            3,067

Long-lived asset additions
   Pharmaceutical systems                              $        1,747    $          840   $        2,668
   Cardiopulmonary systems                                          -             1,696              545
                                                       --------------    --------------   --------------
Total long-lived asset additions                                1,747             2,536            3,213

Total assets
   Pharmaceutical systems                              $       40,018    $       42,667   $       43,934
   Cardiopulmonary systems                                      4,667             5,084            2,913
                                                       --------------    --------------   --------------
Total assets                                                   44,685            47,751           46,847

11.  SIGNIFICANT CUSTOMERS & FOREIGN OPERATIONS

Financial information relating to major customers and export sales follows (in thousands):

                                                            2000              1999             1998
                                                            ----              ----             ----
Sales to major U.S. customers:
   U.S. Department of Defense                          $       17,904    $       20,698   $       16,939
   Dey L.P.                                                    23,918            11,449           20,734
   Other                                                        3,459             4,270            1,730
                                                       --------------    --------------   --------------
Total                                                          45,281            36,417           39,403

Export sales:
   Contract sales to the Governments of foreign
     countries                                                  7,825             2,474            1,565
   Other                                                        1,501             1,839            3,700
                                                       --------------    --------------   --------------
Total export sales                                              9,326             4,313            5,265
                                                       --------------    --------------   --------------
Total net sales                                        $       54,607    $       40,730   $       44,668
                                                       ==============    ==============   ==============

The Company extends credit to domestic customers and generally requires a letter of credit for export sales.

At July 31, 2000 and 1999, the Company had 62% and 56%, respectively, of its accounts receivable from two customers, Dey and the U.S. government. Dey's parent is a shareholder of the Company.

The Company operates subsidiaries in the U.K which represent 5.9% and 8.5% of the Company's sales for the years ended July 31, 2000 and 1999, respectively, and 6.3% and 8.1% of the Company's total assets at July 31, 2000 and 1999, respectively. Long-lived assets located in the U.K. were 12.3% and 11.3% of the Company's total long-lived assets at July 31, 2000 and 1999, respectively.


12.  PRODUCT EXCHANGE/RECALL

On May 8, 1998, the Company announced a voluntary Class I recall of 47 lots of its EpiPen and EpiPen Jr. auto-injectors (approximately 1,000,000 units) because some may not have provided effective doses of medication. The cost of the recall was $3.2 million and was included in 1998 and 1999 results.

The Company had $1.6 million, $3.2 million and $1.3 million of EpiPen shipments during fiscal 2000, 1999 and 1998, respectively, to satisfy cash costs incurred by the distributor for the 1998 EpiPen recall and the 1997 EpiEZPen voluntary exchange program.

13. QUARTERLY OPERATING RESULTS (UNAUDITED)

         (in thousands, except per share data)

                                                                         Quarter Ended
                                                  --------------------------------------------------------------

Fiscal Year 2000                                  Oct. 31, 1999   Jan. 31, 2000   Apr. 30, 2000   Jul. 31, 2000
----------------                                  -------------   -------------   -------------   -------------


Net sales                                             $   11,755      $   12,066      $   14,068     $   16,718
Cost of sales                                              7,067           7,296           8,607          9,621
                                                      ----------      ----------      ----------     ----------
Gross profit                                               4,688           4,770           5,461          7,097

Operating expenses                                         3,206           3,609           3,548          4,304
                                                      ----------      ----------      ----------     ----------

Operating income                                           1,482           1,161           1,913          2,793
Other expense, net                                          (901)           (822)           (906)          (907)
                                                      ----------      ----------      ----------     ----------

Income before income tax                                     581             339           1,007          1,886
Provision for income tax                                     227             132             316            839
                                                      ----------      ----------      ----------     ----------

Net income                                            $      354      $      207      $      691     $    1,047
                                                      ==========      ==========      ==========     ==========
Basic net income per share                            $     0.12      $     0.07      $     0.23     $     0.35
                                                      ==========      ==========      ==========     ==========
Diluted net income per share                          $     0.11      $     0.06      $     0.21     $     0.31
                                                      ==========      ==========      ==========     ==========

Fiscal Year 1999                                  Oct. 31, 1998   Jan. 31, 1999   Apr. 30, 1999  Jul. 31, 1999
----------------                                  -------------   -------------   -------------   -------------

Net sales                                             $   10,850      $    9,824      $    9,620     $   10,436
Cost of sales                                              6,673           7,422           7,937          5,988
                                                      ----------      ----------      ----------     ----------
Gross profit                                               4,177           2,402           1,683          4,448

Operating expenses                                         2,980           2,816           2,309          3,318
                                                      ----------      ----------      ----------     ----------

Operating income (loss)                                    1,197            (414)           (626)         1,130
Other expense, net                                          (838)           (453)           (705)        (1,031)
                                                      ----------      ----------      ----------     ----------

Income (loss) before income tax                              359            (867)         (1,331)            99
Provision for income tax                                      93             (93)              -              -
                                                      ----------      ----------      ----------     ----------

Net income (loss)                                     $      266      $     (774)     $   (1,331)    $       99
                                                      ==========      ==========      ==========     ==========
Basic net income (loss) per share                     $     0.09      $    (0.26)     $    (0.44)    $     0.03
                                                      ==========      ===========     ===========    ==========
Diluted net income (loss) per share                   $     0.08      $    (0.26)     $    (0.44)    $     0.03
                                                      ==========      ==========      ==========     ==========


During the quarter ended July 31, 1999, the Company recorded a charge of $454,000 for the estimated additional cost of a recall of the Company's EpiPen product.

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

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Meridian Medical Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Meridian Medical Technologies, Inc. and subsidiaries as of July 31, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meridian Medical Technologies, Inc. and subsidiaries at July 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



/s/ Ernst & Young LLP

McLean, VA
September 8, 2000

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEMS 10. THROUGH 13.

Information required by Part III (Items 10 through 13) of this form 10-K is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended July 31, 2000, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS FORM 8-K

(a) The following documents are included under Item 8 in this report:

         1.       Financial Statements:

                  Consolidated Balance Sheets at July 31, 2000 and 1999

                  Consolidated Statements of Operations for the years ended July
                     31, 2000, 1999, and 1998.

                  Consolidated Statements of Shareholders' Equity for the years ended July 31, 2000, 1999, and 1998.

                  Consolidated Statements of Cash Flows for the years ended July
                     31, 2000, 1999, and 1998.

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

(4.1) Form of warrant issued by the Registrant to former holders of Brunswick preferred stock. Incorporated by reference herein from Exhibit 4.1 to Form 8-K filed by the Registrant dated
                  December 5, 1996.

(4.2) Forms of warrants assumed and issued by the Registrant in connection with the merger with Brunswick. Incorporated by reference herein from Exhibit 4.1 to Form 8-K filed by the Registrant dated December 5, 1996.

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

(10.33)           Contract SP0200-99-D-0007 dated July 30, 1999 between the U.S.
                  Government (Defense Personnel Support Center) and the Company.
                  Incorporated by reference to the Company's Form 10-K for the year ended July 31, 1999.

(10.34)           Form of Change of Control Agreement between the Company and
                  Dr. Gerald L. Wannarka and Mr. Peter A. Garbis dated October
                  26, 1998, and between the Company and Mr. Dennis P. O'Brien dated March 8, 1999. Incorporated by reference to the Company's Form 10-K for the year ended July 31, 1999. *

(10.35) Sixth Amendment to the Credit Agreement dated November 6, 1998 between the Company and Internationale Nederlanden (U.S.)
                  Capital Corporation. Incorporated by reference to the Company's Form 10-K for the year ended July 31, 1999.


(10.36)           Waiver and Amendment Agreement dated June 14, 1999 between the
                  Company and Nomura Holding America Inc. Incorporated by reference to the Company's Form 10-K for the year ended July
                  31, 1999.

(10.37)           Agreement by and between Survival Technology, Inc. and EM
                  Industries, Inc., dated as of October 21, 1996. Incorporated by reference to the Company's Form 10-Q for the quarter ended
                  October 31, 1999.

(10.38) Waiver and Amendment Agreement dated October 29, 1999 between the Company and Nomura Holding America Inc. Incorporated by reference to the Company's Form 10-Q for the quarter ended
                  October 31, 1999.

(10.39)           Seventh Amendment to the Credit Agreement dated October 29,
                  1999 between the Company and ING (U.S.) Capital Corporation.
                  Incorporated by reference to the Company's Form 10-Q for the quarter ended October 31, 1999.

(10.40)           Form of Change of Control Agreement between the Company and
                  Mr. Robert J. Kilgore dated April 1, 2000. Filed herewith. *

(22) A list of the Company's subsidiaries is not provided because they, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as of the end of the year covered by this report.

(23.1)            Consent of Independent Auditors.  Filed herewith.

(24.0)            Power of Attorney of the Company's Directors.  Filed herewith.

(27.0)            Financial Data Schedule dated July 31, 2000.  Filed herewith.


*Management contract, compensatory plan or arrangement.

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarter ended July 31, 2000.

                                                                     SCHEDULE II
MERIDIAN MEDICAL TECHNOLOGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS


                                                            Additions       Additions
                                            Balance at      Charged to     Charged to
                                           Beginning of       other         Costs and       Write-off      Balance at
                                              Period         Accounts       Expenses       Deductions     End of Period
FOR THE YEAR ENDED JULY 31, 2000
   Allowance for doubtful accounts           $   466,500     $        -     $    57,200     $         -     $   523,700
   Inventory reserves                        $   438,000     $        -     $   663,600     $   356,100     $   745,500
   Restructuring reserves                    $   134,300     $        -     $         -     $    55,600     $    78,700
                                             ===========     ==========     ===========     ===========     ===========
FOR THE YEAR ENDED JULY 31, 1999
   Allowance for doubtful accounts           $   324,800     $        -     $   141,700     $         -     $   466,500
   Inventory reserves                        $   458,900     $        -     $    45,800     $    66,700     $   438,000
   Restructuring reserves                    $   121,800     $        -     $    80,000     $    67,500     $   134,300
                                             ===========     ==========     ===========     ===========     ===========
FOR THE YEAR ENDED JULY 31, 1998
   Allowance for doubtful accounts           $   247,800     $        -     $    77,000     $         -     $   324,800
   Inventory reserves                        $   546,300     $        -     $    92,600     $   180,000     $   458,900
   Restructuring reserves                    $   123,800     $        -     $         -     $     2,000     $   121,800
                                             ===========     ==========     ===========     ===========     ===========

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

Dated:  October 25, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/S/  JAMES H. MILLER                       Chairman of the Board              October 25, 2000
-----------------------------              President and Director
    James H. Miller                        (Principal Executive Officer)


/S/  DENNIS P. O'BRIEN                     Vice President of Finance          October 25, 2000
-----------------------------              (Principal Financial and
    Dennis P. O'Brien                      Accounting Officer)


             *                             Director                           October 25, 2000
-----------------------------
    Bruce M. Dresner


             *                             Director                           October 25, 2000
-----------------------------
    Robert G. Foster


             *                             Director                           October 25, 2000
-----------------------------
    David L. Lougee


             *                             Director                           October 25, 2000
-----------------------------
    E. Andrews Grinstead, III



* - By: /S/  JAMES H. MILLER                                                  October 25, 2000
-----------------------------
       James H. Miller
       Attorney-in-fact

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

(4.1) Form of warrant issued by the Registrant to former holders of Brunswick preferred stock. Incorporated by reference herein from Exhibit 4.1 to Form 8-K filed by the Registrant dated
                  December 5, 1996.

(4.2) Forms of warrants assumed and issued by the Registrant in connection with the merger with Brunswick. Incorporated by reference herein from Exhibit 4.1 to Form 8-K filed by the Registrant dated December 5, 1996.

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

(10.33)           Contract SP0200-99-D-0007 dated July 30, 1999 between the U.S.
                  Government (Defense Personnel Support Center) and the Company.
                  Incorporated by reference to the Company's Form 10-K for the year ended July 31, 1999.

(10.34)           Form of Change of Control Agreement between the Company and
                  Dr. Gerald L. Wannarka and Mr. Peter A. Garbis dated October
                  26, 1998, and between the Company and Mr. Dennis P. O'Brien dated March 8, 1999. Incorporated by reference to the Company's Form 10-K for the year ended July 31, 1999. *

(10.35) Sixth Amendment to the Credit Agreement dated November 6, 1998 between the Company and Internationale Nederlanden (U.S.)
                  Capital Corporation. Incorporated by reference to the Company's Form 10-K for the year ended July 31, 1999.


(10.36)           Waiver and Amendment Agreement dated June 14, 1999 between the
                  Company and Nomura Holding America Inc. Incorporated by reference to the Company's Form 10-K for the year ended July
                  31, 1999.

(10.37)           Agreement by and between Survival Technology, Inc. and EM
                  Industries, Inc., dated as of October 21, 1996. Incorporated by reference to the Company's Form 10-Q for the quarter ended
                  October 31, 1999.

(10.38) Waiver and Amendment Agreement dated October 29, 1999 between the Company and Nomura Holding America Inc. Incorporated by reference to the Company's Form 10-Q for the quarter ended
                  October 31, 1999.

(10.39)           Seventh Amendment to the Credit Agreement dated October 29,
                  1999 between the Company and ING (U.S.) Capital Corporation.
                  Incorporated by reference to the Company's Form 10-Q for the quarter ended October 31, 1999.

(10.40)           Form of Change of Control Agreement between the Company and
                  Mr. Robert J. Kilgore dated April 1, 2000. Filed herewith. *

(22) A list of the Company's subsidiaries is not provided because they, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as of the end of the year covered by this report.

(23.1)            Consent of Independent Auditors.  Filed herewith.

(24.0)            Power of Attorney of the Company's Directors.  Filed herewith.

(27.0)            Financial Data Schedule dated July 31, 2000.  Filed herewith.

*Management contract, compensatory plan or arrangement.