Form 10-K/A
period 2000-07-31
MERIDIAN MEDICAL TECHNOLOGIES INC
filed 2000-11-29
CIK 95676

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                (AMENDMENT NO. 1)

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended JULY 31, 2000

                          Commission File Number 0-5958

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                    52-0898764
----------------------------           ------------------------------------
  (State of Incorporation)             (I.R.S. Employer Identification No.)

10240 Old Columbia Road, Columbia Maryland             21046
------------------------------------------             -----
 (Address of principal executive offices)           (Zip Code)

        Registrant's telephone number, including area code: 410-309-6830
        ---------------------------------------------------

                                EXPLANATORY NOTE:

       This Amendment No. 1 to the Form 10-K of Meridian Medical
Technologies, Inc. (the "Company") for the fiscal year ended July 31, 2000 is filed solely to add Part III of Form 10-K, which was omitted from the Form 10-K as filed on October 25, 2000 in reliance on General Instruction G(3) thereto.

================================================================================

                                    PART III

ITEM 10  DIRECTORS AND EXECUTIVE OFFICERS OF THE
         REGISTRANT

         Information regarding executive officers was included in the Form 10-K filed on October 25, 2000.

         The Company's Board of Directors consists of five members and is divided into three classes, as nearly equal in number as reasonably possible. The following table sets forth certain information regarding the Board of Directors. Unless otherwise indicated, each director held the position indicated or another senior executive position with the same entity for the last five years.

                                                                                                  DIRECTOR
         NAME AND AGE                PRINCIPAL OCCUPATION AND OTHER DIRECTORSHIPS                   SINCE
         ------------                --------------------------------------------                   -----

CLASS I DIRECTOR WHOSE TERM
WILL EXPIRE FOLLOWING FISCAL
2000

E. Andrews Grinstead, III           Chief Executive Officer, Hybridon, Inc.                         1996
     Age 53                         (biotechnology); Director, Pharmos Corporation
                                               (pharmaceutical company)

CLASS II DIRECTORS WHOSE
TERMS WILL EXPIRE FOLLOWING
FISCAL 2001

Bruce M. Dresner                  Vice President for Investments, Columbia University               1985
     Age 52


David L. Lougee                 Managing Partner, Mirick, O'Connell, DeMallie & Lougee              1996
     Age 60                            (law firm); Director, Vialog Corporation
                                          (teleconferencing service provider)

CLASS III DIRECTORS WHOSE
TERMS WILL EXPIRE FOLLOWING
FISCAL 2002

James H. Miller                 Chairman, President and Chief Executive Officer of the              1989
     Age 62                                             Company


Robert G. Foster                   Chairman, President and Chief Executive Officer,                 1996
     Age 62                     Commonwealth BioVentures, Inc. (venture capital firm)


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Executive officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required during fiscal 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent stockholders were complied with.

ITEM 11  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information for the three fiscal years ended July 31, 2000 as to compensation paid for services rendered to the Company by the President and Chief Executive Officer and the three other executive officers of the Company who were employed by the Company as of July 31, 2000 and whose total annual salary and bonus for fiscal 2000 exceeded $100,000 (the "Named Executives").

------------------------------------------------------------------------------------------------------------------------
                                               ANNUAL COMPENSATION             LONG-TERM
                                                                          COMPENSATION AWARDS

------------------------------------------------------------------------------------------------------------------------

                                                                               SECURITIES
                                                                               UNDERLYING        ALL OTHER COMPENSATION
          NAME AND              FISCAL        SALARY          BONUS           OPTIONS/SARS               ($)(2)
     PRINCIPAL POSITION          YEAR         ($)(1)           ($)                (#)


------------------------------------------------------------------------------------------------------------------------
James H. Miller                  2000        375,000         210,000             60,000                  37,294
Chairman, President and CEO      1999        365,384            -                25,000                  29,483
                                 1998        325,000            -                50,000                  23,143
------------------------------------------------------------------------------------------------------------------------
Dennis P. O'Brien (3)            2000        151,462         79,900              45,000                  9,390
Vice President - Finance         1999         63,269            -                  -                     5,000
and Chief Financial Officer      1998           -               -                  -                       -
------------------------------------------------------------------------------------------------------------------------
Peter A. Garbis                  2000        134,800         44,800              20,000                  12,369
Vice President                   1999        128,654            -                19,600                  5,693
                                 1998        113,983            -                1,285                   5,824
------------------------------------------------------------------------------------------------------------------------
Gerald L. Wannarka (4)           2000        157,577         56,400              25,000                  11,039
Sr. Vice President               1999        147,154            -                22,900                  11,434
                                 1998         81,250            -                7,000                    785
------------------------------------------------------------------------------------------------------------------------

         (1) Includes amounts deferred at the election of the Named Executive under the Company's

                  401(k) Plan.

         (2) Includes Company matching contributions under the Company's 401(k) Plan in the following amounts for fiscal 2000: Mr. Miller, $2,942; Mr. O'Brien, $1,695; Mr. Garbis, $4,849; and
                  Dr. Wannarka $3,272. The Company provides group accidental death and disability and term life insurance to all its employees who work more than 30 hours per week. The death and disability benefit and life insurance benefit under the Company's plan is up to 200% of the insured person's annual compensation (as defined in the plan), except in the case of certain employees, including the Named Executives, with respect to whom benefits are up to 300% of the insured person's annual income. Premiums paid attributable to such benefits in fiscal 2000 were as follows: Mr. Miller, $23,582; Mr. O'Brien, $1,696; Mr. Garbis $1,520; and Dr. Wannarka, $1,767.

         (3) Mr. O'Brien was named Vice President - Finance and Chief Financial Officer as of March 8, 1999.

         (4) Dr. Wannarka was hired as a Vice President as of December 15, 1997 and subsequently promoted to Senior Vice President as of September 30, 1998.

STOCK OPTIONS

         The following table sets forth further information regarding grants of options to purchase Common Stock made by the Company during fiscal 2000 to the Named Executives.

=============================================================================================================================
                      Option/SAR Grants In Last Fiscal Year
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                 Potential Realizable Value
                                                                                                 at Assumed Annual Rates of
                                                                                                  Stock Price Appreciation
                                                                                                     for Option Term(1)
-----------------------------------------------------------------------------------------------------------------------------

                              Number of      Percent of Total
                             Securities        Options/SARs
          Name               Underlying         Granted to
                            Options/SARs       Employees in      Exercise Price    Expiration       5% ($)        10% ($)
                             Granted(2)        Fiscal 2000         per Share          Date
-----------------------------------------------------------------------------------------------------------------------------
     James H. Miller           40,000             21.3%              $5.625        09/28/2009      $141,501      $358,592
                               20,000                                $8.625        06/07/2010      $108,484      $274,921
-----------------------------------------------------------------------------------------------------------------------------
    Dennis P. O'Brien          25,000             16.0%              $5.625        09/28/2009       $88,438      $224,120
                               20,000                                $8.625        06/07/2010      $108,484      $274,921
-----------------------------------------------------------------------------------------------------------------------------
     Peter A. Garbis           20,000              7.1%              $5.625        09/28/2009       $70,751      $179,296
-----------------------------------------------------------------------------------------------------------------------------
   Gerald L. Wannarka          25,000              8.9%              $5.625        09/28/2009       $88,438      $224,120
=============================================================================================================================

         (1) Disclosures of the 5% and 10% assumed annual compound rates of stock appreciation are mandated by the rules of the SEC and do not represent the Company's estimate or projection of future Common Stock prices. The actual value realized may be greater or less than the potential realizable value set forth in the table.

         (2) Consists of stock options granted pursuant to the 1986 Stock Option Plan and the 1997 Long-Term Incentive Plan. Each option granted vests in cumulative annual installments of 25%, commencing one year from the date of grant and expires ten years from the date of grant. The exercise price of each option granted is equal to the last reported sale price on the date of grant.

         The following table summarizes certain information regarding outstanding options held by the Named Executives as of July 31, 2000. No stock options were exercised by the Named Executives during fiscal 2000.

  ====================================================================================================================
                                        AGGREGATED OPTION/SAR EXERCISES IN LAST
                                   FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES
  --------------------------------------------------------------------------------------------------------------------
                                        Number of Securities                         Value of Unexercised
                               Underlying Unexercised Options/SARS at                    In-the-Money
                                         Fiscal Year End (#)                Options/SARS at Fiscal Year End ($)(1)
  --------------------------------------------------------------------------------------------------------------------

             Name                     Exercisable/Unexercisable                   Exercisable/Unexercisable
  --------------------------------------------------------------------------------------------------------------------
       James H. Miller                   106,250/113,750(2)                           $127,422/$444,453
  --------------------------------------------------------------------------------------------------------------------
      Dennis P. O'Brien                     2,500/52,500                               $16,094/$277,969
  --------------------------------------------------------------------------------------------------------------------
       Peter A. Garbis                      9,543/35,343                               $38,810/$204,597
  --------------------------------------------------------------------------------------------------------------------
      Gerald L. Wannarka                    9,225/45,675                               $38,489/$255,842
  ====================================================================================================================

         (1) Value is calculated as the difference between the fair market value of a share of Common Stock on July 31, 2000 ($12.063 per share) and the exercise price of the options.

         (2) Excludes 148,512 shares underlying exercisable and unexercisable options assumed by the Company in connection with the 1996 merger. Such options are exercisable for $.005 per share.

EMPLOYMENT AND CHANGE OF CONTROL AGREEMENTS

         The Company is party to an employment agreement (the "Employment Agreement"), effective in fiscal 1997, with James H. Miller. Under the Employment Agreement, the Company will employ Mr. Miller as President and Chief Executive Officer. The Employment Agreement has an initial term of three years, provides for a minimum base salary (currently $400,000) and customary benefits, and has been extended annually to maintain a three year term. The Company may terminate the Employment Agreement upon disability or retirement or for "Cause" (as defined in the Employment Agreement). If the Company terminates the Employment Agreement for any reason other than disability, retirement or Cause, or Mr. Miller terminates the Employment Agreement for "Good Reason," as defined in the Employment Agreement, Mr. Miller will be entitled to receive a lump sum payment equal to 200% of his base salary for the preceding 12 months and continued life, disability, accident and health insurance coverage for up to 24 months. In addition, all stock options previously awarded under the Company's stock option plans would become immediately exercisable and any transfer restrictions on restricted securities would lapse. The Employment Agreement further provides that any benefits or payments pursuant to these provisions will be reduced to the extent that such amounts received (together with any other amounts received that must be included in such determination) would constitute an "excess parachute payment" as defined in Section 280G of the Internal Revenue Code of 1986, as amended ("Code").

         The Company is party to change of control agreements (the "Change of Control Agreements") with Peter Garbis, Robert Kilgore, Gerald Wannarka and Dennis O'Brien (the "Executives"). These Change of Control Agreements each have a term of three years, beginning in fiscal 1999 with respect to Messrs. Garbis, Wannarka and O'Brien. The Change of Control Agreement with Mr. Kilgore also has a term of three years, beginning in fiscal 2000. Under these Change of Control Agreements, the Company will continue to pay the Executives their Base Salary (as defined in the Change of Control Agreements) as well as continue life and health insurance coverage for a period of 12 months following the occurrence of both a Change of Control and a Termination Event (as such terms are defined in the Change of Control Agreements). In addition, pursuant to certain of each Executive's stock option agreements, certain stock options awarded under the Company's stock option plans would become immediately exercisable following both a Change of Control and termination of the Executive's employment by the Company for any reason other than Cause or by the Executive for Good Reason (as such terms are defined in the stock option agreements).

COMPENSATION OF DIRECTORS

         Each of the Company's directors other than Mr. Miller received, during fiscal 2000, a $10,000 retainer fee payable in quarterly installments, $1,500 for each meeting of the Board personally attended (other than meetings held by telephone conference as to which no fee is paid) and an automatic grant on the date of each annual meeting of non-statutory stock options covering 5,700 shares of Common Stock under the 1997 Long-Term Incentive Plan. In addition, non-employee directors who have served for at least one year and who will continue to serve as directors immediately following the annual meeting receive on the date of each annual meeting automatic grants of non-statutory stock options covering 1,300 shares of Common Stock under the 1986 Stock Option Plan (which continues in effect until the earlier of the termination of the 1986 Stock Option Plan or the unavailability of shares of Common Stock for grants thereunder). Options so granted have an exercise price equal to the fair market value of the Common Stock on the date of grant, become exercisable in 25 percent cumulative annual installments and generally expire 10 years from the date of grant. If a director is removed from office, all options granted to such director pursuant to the automatic grants will expire immediately upon such removal. During fiscal 2000, Messrs. Dresner, Foster, Grinstead and Lougee were each granted options covering 1,300 shares of Common Stock pursuant to the 1986 Stock Option Plan at an exercise price of $6.063 per share. In addition, during fiscal 2000, Messrs. Dresner, Foster, Grinstead and Lougee were each granted options covering 5,700 shares of Common Stock pursuant to the 1997 Long-Term Incentive Plan at an exercise price of $6.063 per share. Mr. Grinstead has been on medical leave from his principal employment at Hybridon, Inc. and from the Company's Board. Mr. Grinstead has declined receipt of Board fees during the period of his medical leave.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Compensation and Stock Option Committee of the Board of Directors is comprised of only non-employee directors of the Company. Messrs. Foster, Grinstead and

Lougee currently serve as members of the Committee. Mr. Lougee is the Managing Partner of the law firm of Mirick, O'Connell, DeMallie & Lougee. From time to time, attorneys with the firm provide legal services to the Company.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Set forth below is a table showing certain information with respect to those persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of Common Stock, the Named Executives, each director of the Company and all executive officers and directors of the Company as a group as of November 27, 2000.

                                                       Number of Shares
                                                      Beneficially Owned
           Beneficial Owner                       Directly or Indirectly(1)(2)             Percent of Class(3)
           ----------------                       ----------------------                   ----------------
Commonwealth BioVentures Entities                          406,447(4)                             12.7%
4 Milk Street
Portland, ME  04101

Mylan Laboratories, Inc.                                  272,229(5)(6)                            8.8%
P.O. Box 4310
781 Chestnut Ridge Road
Morgantown, West Virginia  26504

EM Industries, Incorporated                               243,476(5)(7)                            7.9%
7 Skyline Drive
Hawthorne, New York  10532

Munder Capital Management                                    190,100                               6.3%
480 Pierce Street
Birmingham, Michigan 48009

Nomura Holding America Inc.                               204,770(5)(8)                            6.3%
2 World Financial Center, Building B
New York, New York  10281

Internationale Nederlanden                                174,491(5)(9)                            5.4%
(U.S.) Investment Corporation
135 East 57th Street
New York, New York  10022

Bruce M. Dresner                                             40,475                                1.3%

Robert G. Foster(10)                                       54,285(11)                              1.8%

Peter A. Garbis                                              10,763                                 *

E. Andrews Grinstead, III                                    26,475                                 *



David L. Lougee                                              19,343                                 *

James H. Miller                                            291,680(12)                             8.8%

Dennis P. O'Brien                                             9,050                                 *

Gerald L. Wannarka                                           12,450                                 *

All  directors  and  executive  officers  as a               464,521                              13.3%
group (8 persons)


-----------------------
         * Less than 1%

         (1) Unless otherwise indicated, includes shares held directly by the individual as well as by such individual's spouse, shares held in trust and in other forms of indirect ownership over which shares the individual effectively exercises sole voting and investment power and shares which the named individual has a right to acquire within sixty days of November 27, 2000, pursuant to the exercise of stock options or warrants.

         (2) Includes the following number of shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of November 27, 2000: Mr. Dresner, 38,975; Mr. Foster, 18,975; Mr. Garbis, 10,763; Mr. Grinstead, 26,475; Mr. Lougee, 18,975; Mr. Miller, 281,012; Mr. O'Brien, 8,750; Dr. Wannarka,
                  12,450; and all directors and executive officers as a group, 416,375.

         (3) Based upon 3,038,641 shares of Common Stock outstanding as of the record date, plus shares of Common Stock issuable within 60 days of November 27, 2000 under option or warrant.

         (4) Consists of shares and warrants owned by Commonwealth BioVentures IV Limited Partnership (54,040 shares and warrants to purchase 32,842 shares which may be exercised within 60 days) and Commonwealth BioVentures V Limited Partnership (189,651 shares and warrants to purchase 129,914 shares which may be exercised within 60 days) (collectively the "Funds"). Robert G. Foster is President of Commonwealth BioVentures, Inc. ("CBI"), which is the general partner of BioVentures Limited Partnership ("BPLP"), which, in turn, is the general partner of each of the Funds. These numbers exclude certain shares and warrants held by Mr. Foster, held jointly by Mr. Foster and his spouse or children, and held by Mr. Foster in a profit sharing plan with CBI. See footnotes 10 and 11.

         (5) The information set forth in the table above is derived solely from a Schedule 13D or 13G or the most recent amendment thereof filed with the Commission.

         (6) Includes 43,556 shares of Common Stock subject to presently exercisable warrants.

         (7) Includes 29,038 shares of Common Stock subject to presently exercisable warrants.

         (8) Includes 204,770 shares of Common Stock subject to presently exercisable warrants.

         (9) Includes warrants to purchase Company Common Stock exercisable for 174,491 shares of non-voting Common Stock, convertible, on a one-for-one basis, into shares of voting Common Stock.

         (10) Mr. Foster, a director of the Company, is the President of CBI, which is the general partner of BPLP, which, in turn, is the general partner of each of the Funds. Mr. Foster disclaims beneficial ownership of all shares held by such entities. See footnote 4.

         (11) Includes 13,619 of Common Stock held jointly by Mr. Foster with his wife or children, 2,900 shares Mr. Foster disclaims, 18,975 shares subject to options exercisable within 60 days and 18,791 shares subject to warrants exercisable within 60 days.

         (12) Includes 6,726 shares of Common Stock subject to presently exercisable warrants and 3,942 shares of Common Stock, but excludes 760 shares of Common Stock held by Mr. Miller's children and grandchildren. Mr. Miller disclaims beneficial ownership of the shares of Common Stock held by his children and grandchildren.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company is party to a loan agreement providing for a term loan and a revolving credit facility with Internationale Nederlanden (U.S.) Capital Corporation ("ING"), which is an affiliate of Internationale Nederlanden (U.S.) Investment Corporation, which in turn is the beneficial owner of in excess of 5% of the outstanding Common Stock representing warrants received by ING in financing transactions with the Company. See "Security Ownership of Certain Beneficial Owners and Management." The term loan was in an aggregate principal amount of $3.75 million at July 31, 2000, and matures on March 31, 2003. The term loan bears interest at a rate of either the Eurodollar loan rate plus 3.5%; or the greater of the prime rate plus 1.5% (11.0% at July 31, 2000) or the federal funds rate plus 2.0%. The Company's line of credit with ING was increased in fiscal 1999 in order to permit the Company to borrow up to a maximum of $8.5 million and bears interest at either the Eurodollar rate plus 3.25%; or the greater of the prime rate plus 1.25% (10.75% at July 31, 2000) or the federal funds rate plus 1.75%. On October 31, 2000, the Company's line of credit reverted back to a maximum of $6.5 million.

         Nomura Holding America Inc. ("Nomura") owns $15 million aggregate principal amount of senior subordinated notes issued by the Company. The notes mature on April 30, 2005 and bear 12% interest, payable quarterly in arrears. In connection with the issuance of the notes, Nomura received warrants to purchase in excess of 5% of the Company's outstanding Common Stock at an exercise price of $11.988 per share. See "Security Ownership of Certain Beneficial Owners and Management." Since their issuance in April 1998, the warrants have been adjusted to reduce the exercise price to $4.625 per share.

         Dey Laboratories, an affiliate of EM Industries, Inc. ("EM"), a beneficial owner of in excess of 5% of the outstanding Common Stock, is the exclusive distributor of the Company's EpiPen-Registered Trademark- line of auto-injectors. The Company's contract with EM extends until the year 2010, so long as certain minimum quantity requirements are met, and generated revenues of approximately $23.9 million to the Company in fiscal 2000. In January 1996, a predecessor to Dey Laboratories provided a non-interest-bearing loan to the Company in the amount of $375,000. The loan was repaid in full during fiscal 2000.

         The Company is party to a development, manufacturing and supply agreement with Mylan Laboratories, Inc. ("Mylan"), a beneficial owner of in excess of 5% of the outstanding Common Stock. The Company supplies vials and pre-filled syringes containing certain drug products to be marketed by Mylan. The agreement generated revenue of approximately $637,000 in fiscal 2000, which consisted of a $325,000 license fee and $312,000 of product sales. The contract extends until January 1, 2010.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MERIDIAN MEDICAL TECHNOLOGIES, INC.

                                   By:  /s/ Dennis P. O'Brien
                                       ------------------------------
                                        Dennis P. O'Brien,
                                        Vice President - Finance
                                        and Chief Financial Officer

Date:  November 27, 2000