Form 10-Q
period 2000-10-31
MERIDIAN MEDICAL TECHNOLOGIES INC
filed 2000-12-14
CIK 95676

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended OCTOBER 31, 2000
                                              ----------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from: ________________ to _______________

                         Commission file number: 0-5958
                                                 ------

                     MERIDIAN MEDICAL TECHNOLOGIES, INC.
                     -----------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                             52-0898764
-------------------------------------------              ----------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                          Identification No.)


10240 OLD COLUMBIA ROAD, COLUMBIA, MARYLAND                         21046
-------------------------------------------              ----------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:              410-309-6830
                                                         ----------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES [X]        NO [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        CLASS                                   OUTSTANDING AS OF NOVEMBER 30, 2000
------------------------------------            -----------------------------------
Common Stock, $.10 par value                           3,038,641 Shares

                     MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                  FORM 10-Q


                                                                             Page No.
                                                                             --------

PART I.  FINANCIAL INFORMATION
------------------------------
ITEM 1.   Consolidated Financial Statements

            Consolidated Balance Sheets as of
               October 31, 2000 and July 31, 2000............................... 4

            Consolidated Statements of Operations for
               the Three Months Ended October 31, 2000 and 1999 ................ 5

            Consolidated Statements of Cash Flows for
               the Three Months Ended October 31, 2000 and 1999................. 6

            Notes to Consolidated Financial Statements.......................... 7


ITEM 2.     Management's Discussion and Analysis of Financial
               Condition and Results of Operations.............................. 8

ITEM 3      Quantitative and Qualitative Disclosures About Market Risk......... 11

PART II. OTHER INFORMATION
--------------------------

ITEM 6.     Exhibits and Reports on Form 8-K................................... 11

SIGNATURES..................................................................... 12

EXHIBIT INDEX.................................................................. 13


                     MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                  FORM 10-Q


                                 INTRODUCTION

Meridian Medical Technologies, Inc. (hereinafter referred to as the "Company" or "MMT" or "Meridian") is a medical technology company operating in two segments: Pharmaceutical Systems and Cardiopulmonary Systems.

Pharmaceutical Systems - The Pharmaceutical Systems segment consists of the Commercial Systems and Government Systems businesses, both of which utilize the Company's auto-injector technology. The principal source of Commercial Systems revenue currently is the EpiPen(R) family of auto-injectors, which are prescribed for severe allergic reactions and other causes of anaphylaxis. The Company expects, over the coming years, to realize significant revenue growth from new commercial applications of its auto-injector products. Additionally, revenue growth is anticipated from alliances that introduce new products in auto-injectors and other drug delivery devices. Current new therapies under development or in negotiations for delivery in auto-injectors include a drug for hypoglycemia and an anti-seizure drug for management of breakthrough seizures. Government Systems revenues are principally generated from auto-injector products and services marketed to the U.S. Department of Defense
(DoD), and other federal, state, local, and foreign governments. Marketing efforts from this unit will focus on maintaining the Industrial Base Maintenance Contract with the U.S. Department of Defense, as well as expanding international markets and domestic preparedness applications.

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

                      MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                  FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     MERIDIAN MEDICAL TECHNOLOGIES, INC.
                         CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share data)

                                                                           October 31,   July 31,
                        Assets                                                2000         2000
                        ------                                             ------------ -----------
                                                                           (unaudited)
Current assets:
  Cash and cash equivalents                                                $      36    $      79
  Restricted cash                                                                286          285
  Receivables, less allowances of $533 and $524, respectively                  6,039        7,229
  Inventories                                                                  9,274        8,061
  Deferred income taxes                                                        1,937        1,937
  Other current assets                                                           773        1,218
                                                                           ---------    ---------
      Total current assets                                                    18,345       18,809
                                                                           ---------    ---------

  Property, plant and equipment                                               23,536       23,261
      Less - Accumulated depreciation                                         (7,969)      (7,466)
                                                                           ----------   ----------
      Net property, plant and equipment                                       15,567       15,795
                                                                           ---------    ---------

  Deferred financing fees                                                        658          691
  Capitalized software costs, net                                              1,350        1,429
  Excess of cost over net assets acquired, net                                 6,074        6,340
  Other intangible assets, net                                                 1,539        1,621
                                                                           ---------    ---------

      Total assets                                                         $  43,533    $  44,685
                                                                           =========    =========

         Liabilities and Shareholders' Equity
         ------------------------------------
Current liabilities:
   Accounts payable and other accrued liabilities                          $   5,704    $   8,062
   Note payable to bank                                                        2,499        1,743
   Customer deposits                                                             383          392
   Current portion of long-term debt                                           1,000        1,026
                                                                           ---------    ---------
      Total current liabilities                                                9,586       11,223
                                                                           ---------    ---------

   Long-term debt - notes payable, net of discount                            16,633       16,823
   Deferred income taxes                                                       1,765        1,765
   Other non-current liabilities                                                 810          783

Shareholders' equity:
   Common stock (voting and non-voting)
    Par value $.10 per share; 18,000,000 shares
     authorized; 3,032,685 and 3,001,962 shares issued                           303          300
   Additional capital                                                         32,594       32,345
   Accumulated other comprehensive income --
     cumulative translation adjustment                                          (192)        (154)
   Accumulated deficit                                                       (17,727)     (18,152)
   Unearned stock option compensation                                            (26)         (35)
   Treasury stock, 30,176 shares at cost                                        (213)        (213)
                                                                           ----------   ----------
       Total shareholders' equity                                             14,739       14,091
                                                                           ---------    ---------

   Total liabilities and shareholders' equity                              $  43,533    $  44,685
                                                                           =========    =========


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

                     MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                  FORM 10-Q


                     MERIDIAN MEDICAL TECHNOLOGIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)
                                 (unaudited)


                                                          Three Months Ended
                                                              October 31,
                                                           2000         1999
                                                           ----         ----
Net sales                                              $ 12,986    $  11,755
Cost of sales                                             7,848        7,067
                                                       --------    ---------
Gross profit                                              5,138        4,688

Selling, general, and administrative expenses             1,967        1,883
Research and development expenses                           783          517
Depreciation and amortization                               871          806
                                                       --------    ---------
                                                          3,621        3,206
                                                       --------    ---------
Operating income                                          1,517        1,482

Other expense:
  Interest expense                                         (701)        (843)
  Other expense                                              (1)         (58)
                                                       ---------   ----------
                                                           (702)        (901)
                                                       --------    ---------
Income before income taxes                                  815          581

Provision for income taxes                                  390          227
                                                       --------    ---------

Net income                                             $    425    $     354
                                                       ========    =========

Net income per share:
   Basic                                               $    .14    $     .12
                                                       ========    =========
   Diluted                                             $    .12    $     .11
                                                       ========    =========

Weighted average shares:
   Basic                                                  3,010        2,994
   Diluted                                                3,616        3,189

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                     MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                  FORM 10-Q


                     MERIDIAN MEDICAL TECHNOLOGIES, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (unaudited)

                                                                Three Months Ended
                                                                    October 31,
                                                                 2000        1999
                                                                 ----        ----
OPERATING ACTIVITIES:
  Net income                                                $     425    $    354
  Adjustments to reconcile net income to net cash (used
    for) provided by operating activities:
    Depreciation and amortization                                 871         806
    Amortization of capitalized software costs                     79         ---
    Amortization of notes payable discount and
      deferred financing fees                                     102          92
  Changes in assets and liabilities
      Receivables                                               1,190        (144)
      Inventories                                              (1,213)     (1,233)
      Prepaid taxes and other current assets                      445         301
      Accounts payable and other accrued liabilities           (2,367)        646
  Other                                                           (31)         60
                                                            ---------    --------
Net cash (used for) provided by operating activities             (499)        882

INVESTING ACTIVITIES
   Purchase of fixed assets                                      (275)       (428)
   Increase in restricted cash                                     (1)         (2)
                                                            ---------    --------
Net cash used for investing activities                           (276)       (430)

FINANCING ACTIVITIES
   Net proceeds from line of credit                               756          86
   Payment on long-term debt                                     (276)       (313)
   Payment of deferred financing fees                             ---         (20)
   Proceeds from issuance of common stock                         252         ---
                                                            ---------    --------
Net cash provided by (used for) financing activities              732        (247)
                                                            ---------    --------
Net (decrease) increase in cash                                   (43)        205
Cash and cash equivalents at beginning of period                   79         227
                                                            ---------    --------
Cash and cash equivalents at end of period                  $      36    $    432
                                                            =========    ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                     MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                  FORM 10-Q



                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of October 31, 2000 and July 31, 2000, and the results of its operations and cash flows for the three-month period ended October 31, 2000 and 1999. The results of operations for the three-month period ended October 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2001. Certain prior period amounts have been reclassified to conform to current period presentation. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Meridian Medical Technologies, Inc. 2000 Form 10-K.

2. The Company considers all investments with a maturity of three months or less on their acquisition date to be cash equivalents. Restricted cash consists of cash pledged as collateral on an outstanding letter of credit supporting the working capital line of credit at the Company's Belfast subsidiary.


3.    Inventories consisted of the following:

                                                     October 31,        July 31,
                                                     ----------         --------
                                                        2000              2000
                                                        ----              ----
       Components and subassemblies                  $    6,145       $    4,673
       Work in process                                    3,485            3,250
       Finished goods                                       476              884
                                                     ----------       ----------
                                                         10,106            8,807
       Less: inventory valuation allowance                 (832)            (746)
                                                     ----------       ----------
                                                     $    9,274       $    8,061
                                                     ==========       ==========


4.    A reconciliation of net income to comprehensive income is as follows:


                                                            Three Months Ended
                                                               October 31,
                                                            2000         1999
                                                            ----         ----
      Net income                                          $    425     $    354
      Foreign exchange translation adjustment                  (38)          17
                                                          --------     --------
      Comprehensive income                                $    387     $    371
                                                          ========     ========


5. In accordance with Statement of Financial Accounting Standards No. 86, the Company began amortizing capitalized software costs relating to its PRIME ECG product during the third quarter of fiscal 2000, as it was available for sale. Amortization, which is being provided on a 5 year, straight-line basis, totaled $79,000 for the three months ended October 31, 2000, and is included in cost of sales.

                     MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                  FORM 10-Q






6.    Segment information is as follows:

                                                  Three Months Ended
                                                       October 31,
                                                    2000         1999
                                                    ----         ----
         Revenues:

             Pharmaceutical systems              $  12,526    $  11,614
             Cardiopulmonary systems                   460          141
                                                 ---------    ---------
                 Total revenues                  $  12,986    $  11,755
                                                 =========    =========

         Operating income:
             Pharmaceutical systems              $   2,376    $   2,140
             Cardiopulmonary systems                  (859)        (658)
                                                 ---------    ---------
                 Total operating income          $   1,517    $   1,482
                                                 =========    =========



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE QUARTER IN REVIEW

MMT's net income was $425,000 ($.14 basic and $.12 diluted earnings per share) on sales of $13.0 million for the quarter ended October 31, 2000, the first quarter of fiscal 2001. This compares with net income of $354,000 ($0.12 basic and $0.11 diluted earnings per share) on sales of $11.8 million in the same period of fiscal 2000. This represents a 10% increase in revenues, a 20% increase in net income, and a 9% increase in diluted earnings per share from the same quarter of the prior year. Weighted average diluted shares outstanding for the quarter were 3.6 million versus 3.2 million for the first quarter of fiscal year 2000 due to the increase in market share price.

Revenues of MMT's two business segments and total gross profit for the three-month periods ended October 31, 2000 and 1999 are as follows:

                                Three months ended October 31,
                                -----------------------------
      ($ in thousands)              2000              1999
                                    ----              ----
Pharmaceutical Systems:
   Commercial Systems             $     7,850    $     6,123
   Government Systems                   4,676          5,491
                                  -----------    -----------
Total Pharmaceutical Systems           12,526         11,614
Cardiopulmonary Systems                   460            141
                                  -----------    -----------

Total Revenues                         12,986         11,755
                                  ===========    ===========

Gross Profit                      $     5,138    $     4,688
                                  ===========    ===========

Gross Profit %                         39.6%          39.9%

EBITDA (1)                        $     2,466    $     2,230
                                  ===========    ===========

Commercial Systems revenue for the quarter ended October 31, 2000 was $7.9 million, $1.7 million higher than in the comparable prior year period. The 28.2% increase in revenue primarily resulted from higher sales of EpiPens in the current quarter compared to the same quarter in the prior year. Units of EpiPen sold increased 30% compared to the same period of the prior year. R&D revenue also increased to $716,000 from $334,000 in prior year due to the timing and number of projects.

Government Systems revenues were $4.7 million in the quarter ended October 31, 2000, compared to $5.5 million in the first quarter of fiscal 1999. This decrease in revenues resulted primarily from the timing of DoD and

                     MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                  FORM 10-Q



foreign government procurements. The Company anticipates higher Government Systems sales during the remainder of the year as foreign orders are filled.

Cardiopulmonary Systems revenues were $460,000 in the quarter ended October 31, 2000 compared to $141,000 in the prior period. This primarily represents telemedicine sales, but also includes the sales of several PRIME ECG units in Europe. The Company continued to invest in the development of its sales and marketing network in Europe during the quarter. Additionally, the Company expanded its ongoing clinical study to include two additional locations during the quarter.

Gross profits were $5.1 million or 39.6% of revenues during the first quarter of 2001, compared to $4.7 million or 39.9% for the same period of the prior year. The comparable gross profit percentage is a result of product price, cost, and sales mix.

Operating costs were $3.6 million for the three months ended October 31, 2000, compared to $3.2 million incurred in the same quarter of last year. Selling, general and administrative expenses (SG&A) were $84,000 higher than the same period of the prior year, but decreased as a percentage of net sales. R&D costs were also higher for the quarter compared to prior year due to the Company's continued investment in PRIME ECG and other potential new products being developed. Higher depreciation expense reflects the Company's investment in fixed asset additions.

Interest expense was $701,000 in the first quarter of fiscal 2001. This represents a decrease from the first quarter of fiscal 2000 due to lower average debt balances, partially offset by higher interest rates.

The provision for income taxes was $390,000 for the three months ended October 31, 2000, reflecting an estimated effective tax rate of 48% for the year. The tax provision incorporates estimated benefits from utilization of operating loss carryforwards, offset by permanent book to tax differences and losses from foreign subsidiaries. The Company takes no consolidated tax benefit from the foreign losses. U.S. pre-tax income, taxed at the statutory rate after permanent and temporary differences, is higher than the consolidated pre-tax income, which inflates the effective rate.

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

                     MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                  FORM 10-Q




LIQUIDITY AND CAPITAL RESOURCES

Total cash as of October 31, 2000 was $36,000, a decrease of $43,000 from July 31, 2000. The Company used $0.5 million in cash from operations in the first three months of fiscal 2001 attributable mostly to net income, non-cash depreciation, and lower accounts receivable, offset by lower accounts payable and higher inventories. Investing activities in the first quarter of fiscal 2001 used $0.3 million of cash, mostly for capital additions. Financing activities generated $0.7 million, primarily from net borrowings on existing debt and the sale of stock through stock option and warrant exercises. The maximum available under the Company's asset based line of credit with International Nederlanden (U.S.) Capital Corporation ("ING") reverted to $6.5 million on October 31, 2000, down from the $8.5 million maximum, to which it was increased in fiscal 1999. Availability under the working lines of credit was $4.2 million at October 31, 2000.

Working capital at October 31, 2000 was $8.8 million, up from $7.6 million at July 31, 2000. The increase was primarily attributable to higher inventories ($1.2 million) and lower accounts payable and accrued expenses ($2.4 million), offset by lower accounts receivable ($1.2 million) and higher notes payable to bank ($0.8 million). At October 31, 2000, accounts receivable were $6.0 million, representing 48 days-sales-outstanding, and inventories were $9.3 million representing a turn-over rate of 3.6 times per year.

OUTLOOK

The Company continues to anticipate that the core Pharmaceutical Systems segment of the business will have a strong overall year, which should result in double digit growth in profits before tax for the company. Demand for EpiPen remains strong as evidenced by the product's sales performance in the first quarter. The second quarter is historically the unit's lowest sales quarter due to the seasonality associated with EpiPen, which sales are highest in the spring and summer months. Overall for the year, Commercial Systems anticipates an increase in demand for its core products of approximately ten percent.

The Cardiopulmonary Systems segment of the business is expected to continue to generate increased sales through its telemedicine products and through the sales of PRIME ECG . The Company anticipates filing for a 510(k) marketing approval with the FDA for PRIME ECG near the end of the second quarter. The Company anticipates that initial sales of PRIME ECG in the United States could occur by the end of fiscal 2001, subject to receipt of FDA approval. The Company anticipates sales of the product in Europe will continue to increase during the course of the year.

The Company expects to generate increased EBITDA during fiscal year 2001. The Company will invest substantial amounts in developing the market for PRIME ECG and will increase its expenditures in research and development focused on further applications for its autoinjector technology. Additionally, the Company expects to reduce its debt during the year through cash generated by operations and/or a placement of equity securities.

                     MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                  FORM 10-Q

ITEM 3.        Quantitative and Qualitative Disclosure About Market Risk

The Company's earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies, as a result of transactions in foreign markets. At October 31, 2000, the result of a uniform 10% strengthening or weakening in the value of the dollar relative to the currencies in which the Company's transactions are denominated would have resulted in a $60,000 increase or decrease, respectively, in operating income for the three months ended October 31, 2000. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which change the dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' services become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

The Company is exposed to changes in interest rates as a result of its outstanding debt. Total short-term and long-term debt outstanding at October 31, 2000 was $20.1 million, consisting of $5.7 million in variable rate borrowing and $14.4 million in fixed rate borrowing. At this level of variable rate borrowing, a hypothetical 10% increase in interest rates would have decreased pre-tax earnings by approximately $14,000 for the three months ended October 31, 2000. At October 31, 2000, the fair value of the Company's fixed rate debt outstanding was estimated at $15.0 million. A hypothetical 10% change in interest rates would not result in a material change in the fair value of the Company's fixed rate debt. The Company does not currently utilize any derivative financial instruments related to its interest rate exposure.


PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K:
(a)     Exhibits

        Exhibit 27    Financial Data Schedule


(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended October 31, 2000.

                     MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                  FORM 10-Q



                                  SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                                   -----------------------------------
                                                          Registrant

                      December 14, 2000            By:    /S/James H. Miller
                      -----------------                   ------------------
                      Date                                James H. Miller
                                                          President and
                                                          Chief Executive Officer
                                                          (Principal Executive Officer)


                      December 14, 2000            By:    /S/Dennis P. O'Brien
                      -----------------                   --------------------
                      Date                                Dennis P. O'Brien
                                                          Vice President-Finance
                                                          and Chief Financial Officer
                                                          (Principal Financial and
                                                           Accounting Officer)

                     MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                  FORM 10-Q



                                EXHIBIT INDEX

Exhibit No.                  Description of Exhibit
-----------                  ----------------------
    27                       Financial Data Schedule