Form 10-Q
period 2001-01-31
MERIDIAN MEDICAL TECHNOLOGIES INC
filed 2001-03-07
CIK 95676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the quarterly period ended JANUARY 31, 2001
                                                ----------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

       For the transition period from: ________________ to _______________

                         Commission file number: 0-5958
                                                 ------

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

      DELAWARE                                                52-0898764
---------------------------------------               --------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)


10240 OLD COLUMBIA ROAD, COLUMBIA, MARYLAND                     21046
--------------------------------------------          --------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:         410-309-6830
                                                      --------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES [X]        NO [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        CLASS                               OUTSTANDING AS OF FEBRUARY 28, 2001
---------------------------------------     -----------------------------------
Common Stock, $.10 par value                        3,040,642 Shares



                                                MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                                             FORM 10-Q

                                                                                                               Page No.
                                                                                                               --------
PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.  Consolidated Financial Statements

           Consolidated Balance Sheets as of
             January 31, 2001 and July 31, 2000................................................................... 4

           Consolidated Statements of Income for
             the Three and Six Months Ended January 31, 2001 and 2000 ............................................ 5

           Consolidated Statements of Cash Flows for
             the Six Months Ended January 31, 2001 and 2000....................................................... 6

           Notes to Consolidated Financial Statements............................................................. 7


ITEM 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.................................................................. 8

ITEM 3     Quantitative and Qualitative Disclosures About Market Risk.............................................11

PART II. OTHER INFORMATION
--------------------------

ITEM 2.    Changes in Securities and Use of Proceeds .............................................................11

ITEM 4.    Submission of Matters to a Vote of Security Holders....................................................11

ITEM 6.    Exhibits and Reports on Form 8-K.......................................................................11

SIGNATURES........................................................................................................13

EXHIBIT INDEX.....................................................................................................14

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


                                 INTRODUCTION

Meridian Medical Technologies, Inc. (hereinafter referred to as the "Company" or "MMT" or "Meridian") is a medical technology company operating in two segments:
Pharmaceutical Systems and Cardiopulmonary Systems.

Pharmaceutical Systems - The Pharmaceutical Systems segment consists of the Commercial Systems and Government Systems businesses, both of which utilize the Company's auto-injector technology. The principal source of Commercial Systems revenue currently is the EpiPen(R) family of auto-injectors, which are prescribed for severe allergic reactions and other causes of anaphylaxis. The Company expects, over the coming years, to realize significant revenue growth from new commercial applications of its auto-injector products. Additionally, revenue growth is anticipated from alliances that introduce new products in auto-injectors and other drug delivery devices. Current new therapies under development or in negotiations for delivery in auto-injectors include an anti-seizure drug for management of breakthrough seizures and a drug for hypoglycemia. Government Systems revenues are principally generated from auto-injector products and services marketed to the U.S. Department of Defense
(DoD), and other federal, state, local, and foreign governments. Marketing efforts from this unit will focus on maintaining the Industrial Base Maintenance Contract with the U.S. Department of Defense, as well as expanding international markets and domestic preparedness applications.

Cardiopulmonary Systems - The Cardiopulmonary Systems segment utilizes the Company's electrocardiology and telemedicine technologies. Telemedicine sales currently are the principal source of revenue. In fiscal 2000, the Company introduced its PRIME ECG(TM) electrocardiac mapping system in Europe after several years of development. Management believes that PRIME ECG has the potential to become the standard ECG system of the future and to generate significant revenues and profits for the Company.


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

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)


                                                                                       January 31,       July 31,
                                Assets                                                    2001             2000
                                ------                                                ------------     -----------
                                                                                      (unaudited)
Current assets:
    Cash and cash equivalents                                                              $104              $79
    Restricted cash                                                                         288              285
    Receivables, less allowances of $455 and $524, respectively                           7,556            7,229
    Inventories                                                                           8,707            8,061
    Deferred income taxes                                                                 1,937            1,937
    Other current assets                                                                    919            1,218
                                                                                       --------         --------
              Total current assets                                                       19,511           18,809
                                                                                       --------         --------

     Property, plant and equipment                                                       23,907           23,261
              Less - Accumulated depreciation                                            (8,501)          (7,466)
                                                                                       --------         --------
              Net property, plant and equipment                                          15,406           15,795
                                                                                       --------         --------

    Deferred financing fees                                                                 605              691
    Capitalized software costs, net                                                       1,272            1,429
    Excess of cost over net assets acquired, net                                          5,808            6,340
    Other intangible assets, net                                                          1,455            1,621
                                                                                       --------         --------

              Total assets                                                              $44,057          $44,685
                                                                                       ========         ========

                          Liabilities and Shareholders' Equity
                          ------------------------------------
Current liabilities:
     Accounts payable and other accrued liabilities                                      $5,148           $8,062
     Note payable to bank                                                                 3,394            1,743
     Customer deposits                                                                      179              392
     Current portion of long-term debt                                                    1,000            1,026
                                                                                       --------         --------
               Total current liabilities                                                  9,721           11,223
                                                                                       --------         --------

     Long-term debt - notes payable, net of discount                                     16,443           16,823
     Deferred income taxes                                                                1,765            1,765
     Other non-current liabilities                                                          837              783
                                                                                       --------         --------
              Total liabilities                                                          28,766           30,594
                                                                                       --------         --------
Shareholders' equity:
     Common stock (voting and non-voting)
          Par value $.10 per share; 18,000,000 shares authorized;
            3,038,641 and 3,001,962 shares issued                                           304              300
     Additional capital                                                                  32,644           32,345
     Accumulated other comprehensive loss  - cumulative translation adjustment             (185)            (154)
     Accumulated deficit                                                                (17,242)         (18,152)
     Unearned stock option compensation                                                     (17)             (35)
     Treasury stock, 30,176 shares at cost                                                 (213)            (213)
                                                                                       --------         --------
                 Total shareholders' equity                                              15,291           14,091
                                                                                       --------         --------

      Total liabilities and shareholders' equity                                        $44,057          $44,685
                                                                                       ========         ========


The accompanying notes are an integral part of these consolidated financial statements.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                      -------------------------------------
                                   (unaudited)


                                                         Three Months Ended               Six Months Ended
                                                             January 31,                     January 31,
                                                        2001           2000             2001            2000
                                                        ----           ----             ----            ----
Net sales                                             $14,022          $12,066          $27,007          $23,821
Cost of sales                                           8,085            7,296           15,932           14,363
                                                     --------         --------         --------         --------
Gross profit                                            5,937            4,770           11,075            9,458

Selling, general, and administrative expenses           2,601            1,969            4,568            3,852
Research and development expenses                         719              716            1,502            1,233
Depreciation and amortization                             877              924            1,748            1,730
                                                     --------         --------         --------         --------
                                                        4,197            3,609            7,818            6,815
                                                     --------         --------         --------         --------

Operating income                                        1,740            1,161            3,257            2,643

Other (expense) income:
     Interest expense                                    (732)            (831)          (1,433)          (1,674)
     Other income (expense)                               (23)               9              (24)             (49)
                                                     --------         --------         --------         --------
                                                         (755)            (822)          (1,457)          (1,723)
                                                     --------         --------         --------         --------

Income before income taxes                                985              339            1,800              920

Provision for income taxes                                500              132              890              359
                                                     --------         --------         --------         --------

Net income                                            $   485          $   207          $   910          $   561
                                                     ========         ========         ========         ========

Net income per share:
       Basic                                          $   .16          $   .07          $   .30          $   .19
                                                     ========         ========         ========         ========
       Diluted                                        $   .14          $   .06          $   .26          $   .17
                                                     ========         ========         ========         ========

Weighted average shares:
       Basic                                            3,037            2,995            3,023            2,995
       Diluted                                          3,520            3,228            3,568            3,209


The accompanying notes are an integral part of these consolidated financial statements.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                         Six Months Ended
                                                                           January 31,
                                                                      2001             2000
                                                                      ----             ----
OPERATING ACTIVITIES:
     Net income                                                   $    910         $    561
     Adjustments to reconcile net income to net cash (used
          for) provided by operating activities:
          Depreciation and amortization                              1,748            1,730
          Amortization of capitalized software costs                   157               --
          Amortization of notes payable discount and
            deferred financing fees                                    204              184
     Changes in assets and liabilities
              Receivables                                             (327)            (783)
              Inventories                                             (646)          (2,316)
              Other current assets                                     299               96
              Accounts payable and other liabilities                (3,141)           1,717
     Other                                                              42               92
                                                                   -------          -------
Net cash (used for) provided by operating activities                  (754)           1,281

INVESTING ACTIVITIES
       Purchase of fixed assets                                       (646)            (571)
       Increase in restricted cash                                      (3)              (4)
                                                                   -------          -------
Net cash used for investing activities                                (649)            (575)

FINANCING ACTIVITIES
       Net proceeds from line of credit                              1,651              215
       Payment on long-term debt                                      (526)            (670)
       Payment of deferred financing fees                               --              (20)
       Proceeds from issuance of common stock                          303               --
                                                                   -------          -------
Net cash provided by (used for) financing activities                 1,428             (475)
                                                                   -------          -------
Net increase in cash                                                    25              231
Cash and cash equivalents at beginning of period                        79              227
                                                                   -------          -------
Cash and cash equivalents at end of period                        $    104         $    458
                                                                   =======          =======


The accompanying notes are an integral part of these consolidated financial statements.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of January 31, 2001 and July 31, 2000, the results of its operations for the three-month and six-month periods ended January 31, 2001 and 2000, and its cash flows for the six-month periods ended January 31, 2001 and 2000. The results of operations for the three-month and six-month periods ended January 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2001. Certain prior period amounts have been reclassified to conform to current period presentation. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Meridian Medical Technologies, Inc. 2000 Form 10-K filed with the Securities and Exchange Commission.

2. The Company considers all investments with a maturity of three months or less on their acquisition date to be cash equivalents. Restricted cash consists of cash pledged as collateral on an outstanding letter of credit supporting the working capital line of credit at the Company's Belfast subsidiary.


3.      Inventories consisted of the following:

                                           January 31, 2001      July 31, 2000
                                           ----------------      -------------
Components and subassemblies                    $5,587              $4,673
Work in process                                  3,366               3,250
Finished goods                                     597                 884
                                               -------             -------
                                                 9,550               8,807
Less: inventory valuation allowance               (843)               (746)
                                               -------             -------
                                                $8,707              $8,061
                                               =======             =======


4.      A reconciliation of net income to comprehensive income is as follows:


                                                    Three Months Ended                Six Months Ended
                                                        January 31,                      January 31,
                                                  2001             2000             2001              2000
                                                  ----             ----             ----              ----
Net income                                          $485             $207             $910              $561
Foreign exchange translation adjustment                7               27              (31)               44
                                                   -----            -----            -----             -----
Comprehensive income                                $492             $234             $879              $605
                                                   =====            =====            =====             =====


5. In accordance with Statement of Financial Accounting Standards No. 86, the Company began amortizing capitalized software costs relating to its PRIME ECG product during the third quarter of fiscal 2000, as it was available for sale. Amortization, which is being provided on a 5 year, straight-line basis, totaled $157,000 for the six months ended January 31, 2001, and is included in cost of sales.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


6. Segment information is as follows:

                                                            Three Months Ended                        Six Months Ended
                                                                January 31,                              January 31,
                                                        2001                2000                 2001                 2000
                                                        ----                ----                 ----                 ----
Revenues:
          Pharmaceutical systems                      $13,476              $11,811              $26,001              $23,425
          Cardiopulmonary systems                         546                  255                1,006                  396
                                                     --------             --------             --------             --------
                   Total revenues                     $14,022              $12,066              $27,007              $23,821
                                                     ========             ========             ========             ========

Operating income (loss):
          Pharmaceutical systems                       $2,619               $1,906               $4,995               $4,046
          Cardiopulmonary systems                        (879)                (745)              (1,738)              (1,403)
                                                     --------             --------             --------             --------
                   Total operating income              $1,740               $1,161               $3,257               $2,643
                                                     ========             ========             ========             ========



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE QUARTER IN REVIEW

MMT's net income was $485,000 ($0.16 basic and $0.14 diluted earnings per share) on sales of $14.0 million for the quarter ended January 31, 2001, the second quarter of fiscal 2001. This compares with net income of $207,000 ($0.07 basic and $0.06 diluted earnings per share) on sales of $12.1 million in the same period of fiscal 2000. This represents a 16.2% increase in revenues, a 134.3% increase in net income, and a 133.3% increase in diluted earnings per share from the same quarter of the prior year. On a year-to-date basis, MMT had net income of $910,000 ($0.30 basic and $0.26 diluted earnings per share) on sales of $27.0 million for the six months ended January 31, 2001. This compares with net income of $561,000 ($0.19 basic and $0.17 diluted earnings per share) on sales of $23.8 million in the same period of fiscal 2000. Weighted average diluted shares outstanding for the quarter and year-to-date were higher than the same periods of the prior year primarily due to the increased market price of the Company's stock.

Revenues of MMT's two business segments and total gross profit for the three-month and six-month periods ended January 31, 2001 and 2000 are as follows:

                                           Three Months Ended                        Six Months Ended
                                               January 31,                             January 31,
            ($ in thousands)             2001                2000               2001                2000
                                         ----                ----               ----                ----
Pharmaceutical Systems:
       Commercial Systems              $  6,168            $  4,800           $  14,018           $  10,923
       Government Systems                 7,308               7,011              11,983              12,502
                                        -------             -------             -------             -------
Total Pharmaceutical Systems             13,476              11,811              26,001              23,425
Cardiopulmonary Systems                     546                 255               1,006                 396
                                        -------             -------             -------             -------

Total Revenues                           14,022              12,066              27,007              23,821
                                        =======             =======             =======             =======

Gross Profit                           $  5,937            $  4,770           $  11,075           $   9,458
                                        =======             =======             =======             =======

Gross Profit %                             42.3%               39.5%               41.0%               39.7%

EBITDA (1)                             $  2,673            $  2,094           $   5,138           $   4,324
                                        =======             =======             =======             =======

(1) EBITDA represents operating income plus or minus other income (expense) and plus depreciation and amortization. EBITDA is not a measure of performance or financial condition under generally accepted accounting principles, but is presented to provide additional information related to operating results. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity under generally accepted accounting principles. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


Commercial Systems revenue for the quarter ended January 31, 2001 was $6.2 million, $1.4 million higher than in the comparable prior year period. The 28.5% increase in revenue primarily resulted from higher unit sales of EpiPens in the current quarter compared to the same quarter in the prior year. On a year-to-date basis, Commercial Systems revenue was $14.0 million for the six months ended January 31, 2001, 28.3% higher than the same period of fiscal 2000. R&D revenue also increased to $998,000 and $1,715,000 for the three and six months ended January 31, 2001, compared to the $541,000 and $875,000 of revenues in the same periods of the prior year. This increase was due to the timing and number of projects, reflecting the variable nature of R&D revenue from period to period.

Government Systems revenues were $7.3 million in the quarter ended January 31, 2001 compared to $7.0 million in the second quarter of fiscal 2000. Revenue for the six months ended January 31, 2001 was $12.0 million compared to $12.5 million for the same period of the prior year. Domestic Preparedness sales were $388,000 and $487,000 for the three and six months ended January 31, 2001, respectively, versus $84,000 and $108,000 for the three and six month periods ended January 31,2000. DoD and foreign government revenues decreased due to the timing of procurements by those customers.

Cardiopulmonary Systems revenues were $546,000 and $1.0 million for the three and six months ended January 31, 2001, respectively. This compares to $255,000 and $396,000 of revenue for the three and six-month periods ended January 31, 2000. This increase was due to stronger telemedicine sales during the quarter and first six months. The Company continued to invest in the development of its PRIME ECG sales and marketing network in Europe during the quarter. Additionally, the Company is continuing its ongoing multi-site clinical study of PRIME ECG, which is expected to be completed during the third quarter.

Gross profits were $5.9 million or 42.3% of revenues during the second quarter of 2001, compared to $4.8 million or 39.5% for the same period of the prior year. For the first six months of fiscal 2001, gross profits were $11.1 million or 41.0% of revenues, compared to $9.5 million or 39.7% for the same period last year. The comparable gross profit percentage is a result of product price, cost, and sales mix.

Operating costs were $4.2 million and $7.8 million for the three and six months ended January 31, 2001, respectively. This is compared to $3.6 million and $6.8 million incurred in the same periods of last year. Selling, general and administrative expenses (SG&A) were $632,000 and $716,000 higher than the same periods of the prior year primarily due to the Company's investment in the marketing infrastructure for the PRIME ECG, costs associated with the ongoing multi-site clinical trial, and initial expenses relating to the building of a sales and marketing infrastructure for specialty pharmaceuticals.

Interest expense was $732,000 in the second quarter of fiscal 2001 and $1.4 million for the six months ended January 31, 2001. This represents a decrease from fiscal 2000 due to lower average debt balances, partially offset by higher interest rates.

The provision for income taxes was $890,000 for the six months ended January 31, 2001, reflecting an estimated effective tax rate of 49% for the year. The tax provision incorporates estimated benefits from utilization of operating loss carryforwards, offset by permanent book to tax differences and losses from foreign subsidiaries. The Company takes no consolidated tax benefit from the foreign losses. U.S. pre-tax income, taxed at the statutory rate after permanent and temporary differences, is higher than the consolidated pre-tax income, which inflates the effective rate.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


LIQUIDITY AND CAPITAL RESOURCES

Total cash as of January 31, 2001 was $104,000, an increase of $25,000 from July 31, 2000. The Company used $753,000 in cash from operations in the first six months of fiscal 2001 attributable mostly to increased operating working capital requirements including higher accounts receivables and inventories, and lower accounts payable. Investing activities in the first half of fiscal 2001 used $649,000 of cash, mostly for capital additions. Financing activities generated $1.4 million, primarily from net borrowings on existing debt facilities and the sale of stock through stock option and warrant exercises. Availability under the working capital lines of credit was $3.3 million at January 31, 2001.

Working capital at January 31, 2001 was $9.8 million, up from $7.6 million at July 31, 2000. The increase was primarily attributable to higher inventories ($646,000) and lower accounts payable and accrued expenses ($3.1 million), offset by higher notes payable to bank ($1.7 million). At January 31, 2001, accounts receivable were $7.6 million, representing 42 days-sales-outstanding, and inventories were $8.7 million representing a turn-over rate of 3.8 times per year.

OUTLOOK

The Company continues to anticipate that the core Pharmaceutical Systems segment of the business will have a strong overall year, which would result in double digit growth in profits before tax for the Company. Demand for EpiPen remains strong as evidenced by the product's sales performance in the first half of the fiscal year. The first and second quarters are historically the unit's lowest sales quarters due to the seasonality associated with EpiPen, sales of which historically have been highest in the spring and summer months. Overall, sales of EpiPen are expected to increase by approximately twenty percent as compared to sales in fiscal 2000.

Government Systems' revenues for the remainder of fiscal 2001 are expected to be lower than for the first six months of the year. The Company's new multi-chambered auto-injector is in the FDA approval process. The FDA has requested additional information that the Company is providing. While the Company fully expects the MA product will receive FDA approval, previously forecasted sales associated with this product are now planned for next fiscal year. Overall gross margins for the Pharmaceutical Systems group are expected to increase on a full-year basis due to forecasted revenue increases from higher margin Commercial Systems products.

The Company will continue the early phase of developing its specialty pharmaceutical group during the second half of fiscal 2001. Focused on central nervous system (CNS) drugs, utilizing the Company's strong position in auto-injector technology, the Company intends to build the required sales and marketing infrastructure to support the initial product launch currently anticipated during fiscal 2002.

The Cardiopulmonary Systems segment of the business is expected to continue to generate increased sales through its telemedicine products and through the sales of PRIME ECG. The Company currently anticipates filing for a 510(k) marketing approval with the FDA for PRIME ECG during the fourth quarter of fiscal 2001, subject to successful completion of ongoing clinical trials. The Company anticipates that initial sales of PRIME ECG in the United States could occur by the end of calendar 2001, subject to receipt of FDA approval. The Company anticipates sales of the product in Europe will increase during the course of the fiscal year.

The Company expects to generate increased EBITDA during fiscal year 2001. The Company expects to invest substantial amounts in developing the market for PRIME ECG and expects to increase its expenditures in research and development focused on further applications for its auto-injector technology. Additionally, the Company expects to reduce its debt during the fiscal year through cash generated by operations and/or a placement of equity securities.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk

The Company's earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies, as a result of transactions in foreign markets. At January 31, 2001, the result of a uniform 10% strengthening or weakening in the value of the dollar relative to the currencies in which the Company's transactions are denominated would have resulted in a $122,000 increase or decrease, respectively, in operating income for the six months ended January 31, 2001. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which change the dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' services become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

The Company is exposed to changes in interest rates as a result of its outstanding debt. Total short-term and long-term debt outstanding at January 31, 2001 was $20.8 million, consisting of $6.4 million in variable rate borrowing and $14.4 million in fixed rate borrowing. At this level of variable rate borrowing, a hypothetical 10% increase in interest rates would have decreased pre-tax earnings by approximately $29,000 for the six months ended January 31, 2001. At January 31, 2001, the fair value of the Company's fixed rate debt outstanding was estimated at $15.0 million. A hypothetical 10% change in interest rates would not result in a material change in the fair value of the Company's fixed rate debt. The Company does not currently utilize any derivative financial instruments related to its interest rate exposure.


PART II - OTHER INFORMATION

ITEM 2.  Changes in Securities and Use of Proceeds

During the quarter ended January 31, 2001, the Company issued an aggregate of 3,056 shares of its common stock upon the exercise of warrants at an exercise price of $11.00. The Company received aggregate proceeds of $33,616 from the warrant exercises. These shares were issued pursuant to an exemption by reason of Section 4(2) under the Securities Act of 1933.


ITEM 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on January 11, 2001 (the "Annual Meeting"). A total of 2,954,585 shares of common stock were represented at the Annual Meeting in person or by proxy. The stockholders voted to reelect
E. Andrews Grinstead, III as a director with 2,769,191 votes cast for the nominee and 185,394 votes withheld. James H. Miller, Robert G. Foster, Bruce M. Dresner and David L. Lougee remained in office as continuing directors following the meeting. The stockholders voted to approve the Company's Employee Stock Purchase Plan with 2,006,377 votes cast for approval of the Employee Stock Purchase Plan, 30,149 votes against, and 13,807 abstentions or broker-nonvotes. The stockholders voted to approve the Company's 2000 Stock Incentive Plan with 1,411,825 votes cast for approval of the 2000 Stock Incentive Plan, 624,091 votes against, and 14,417 abstentions or broker-nonvotes. Finally, the stockholders voted to ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors of the Company for the fiscal year with 2,941,064 votes cast for ratification, 3,000 votes against, and 10,520 abstentions or broker-nonvotes.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


ITEM 6.           Exhibits and Reports on Form 8-K:

(a)     Exhibits

        Exhibit 4.4 Offer letter to change the terms of certain warrants expiring March 14, 2001. Filed herewith.

        Exhibit 10.41 Meridian Medical Technologies, Inc. 2000 Stock Incentive Plan. Incorporated by reference from Exhibit 4 to Registration Statement No. 333-54780 on Form S-8. *


        * - Management contract, compensatory plan or arrangement.

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended January 31, 2001.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                        -----------------------------------
                                           Registrant


              March 7, 2001             By:   /S/James H. Miller
              -------------                   ------------------
              Date                            James H. Miller
                                              President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)


              March 7, 2001             By:   /S/Dennis P. O'Brien
              -------------                   --------------------
              Date                            Dennis P. O'Brien
                                              Vice President-Finance
                                              and Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q





                                  EXHIBIT INDEX


Exhibit No.           Description of Exhibit

         4.4 Offer letter to change the terms of certain warrants expiring March 14, 2001. Filed herewith.

         10.41 Meridian Medical Technologies, Inc. 2000 Stock Incentive Plan. Incorporated by reference from Exhibit 4 to Registration Statement No. 333-54780 on Form S-8. *


                  * - Management contract, compensatory plan or arrangement.