Form 10-Q
period 2001-04-30
MERIDIAN MEDICAL TECHNOLOGIES INC
filed 2001-06-06
CIK 95676

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended APRIL 30, 2001
                                                --------------


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from: ________________ to _______________

                         Commission file number: 0-5958
                                                 ------

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                          52-0898764
-------------------------------------                   ------------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                         Identification No.)


10240 OLD COLUMBIA ROAD, COLUMBIA, MARYLAND                     21046
-------------------------------------------             ------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:          410-309-6830
                                                        ------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES [X]      NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                  OUTSTANDING AS OF MAY 31, 2001
---------------------------------                ------------------------------
Common Stock, $.10 par value                            3,107,658 Shares

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


                                                                                                          Page No.
                                                                                                          --------
PART I.  FINANCIAL INFORMATION
------------------------------

ITEM 1.   Consolidated Financial Statements

                Consolidated Balance Sheets as of
                    April 30, 2001 and July 31, 2000........................................................  4

                Consolidated Statements of Income for
                    the Three and Nine Months Ended April 30, 2001 and 2000 ................................  5

                Consolidated Statements of Cash Flows for
                    the Nine Months Ended April 30, 2001 and 2000...........................................  6

                Notes to Consolidated Financial Statements..................................................  7


ITEM 2.         Management's Discussion and Analysis of Financial
                     Condition and Results of Operations....................................................  8

ITEM 3          Quantitative and Qualitative Disclosures About Market Risk.................................. 12

PART II. OTHER INFORMATION
--------------------------

ITEM 2.         Changes in Securities and Use of Proceeds .................................................. 13

ITEM 6.         Exhibits and Reports on Form 8-K............................................................ 13

SIGNATURES.................................................................................................. 14

EXHIBIT INDEX............................................................................................... 15

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


                                  INTRODUCTION

Meridian Medical Technologies, Inc. (hereinafter referred to as the "Company" or "MMT" or "Meridian") is a medical technology company operating in two segments:
Pharmaceutical Systems and Cardiopulmonary Systems.

Pharmaceutical Systems - The Pharmaceutical Systems segment consists of the Commercial Systems and Government Systems businesses, both of which utilize the Company's auto-injector technology. The principal source of Commercial Systems revenue currently is the EpiPen(R) family of auto-injectors, which are prescribed for severe allergic reactions and other causes of anaphylaxis. The Company expects, over the coming years, to realize significant revenue growth from new commercial applications of its auto-injector products. Additionally, revenue growth is anticipated from alliances that introduce new products in auto-injectors and other drug delivery devices. Current new therapies under development or in negotiations for delivery in auto-injectors include an anti-seizure drug for management of breakthrough seizures and a drug for hypoglycemia. Government Systems revenues are principally generated from auto-injector products and services marketed to the U.S. Department of Defense
(DoD), and other federal, state, local, and foreign governments. Marketing efforts from this unit will focus on expanding international markets and domestic preparedness applications as well as maintaining the Industrial Base Maintenance Contract with the U.S. Department of Defense.

Cardiopulmonary Systems - The Cardiopulmonary Systems segment utilizes the Company's electrocardiology and telemedicine technologies. Telemedicine sales currently are the principal source of revenue. In fiscal 2000, the Company introduced its PRIME ECG(TM) electrocardiac mapping system in Europe after several years of development. During the current fiscal year, the Company has focused on completing its on-going multi-site clinical study, and is expecting to file a submission for marketing approval with the FDA during the fourth quarter. Management believes that PRIME ECG has the potential to become the standard ECG system of the future and to generate significant revenues and profits.


                           FORWARD LOOKING STATEMENTS

This report and other written and oral statements made by the Company may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to financial performance and other financial and business matters. Forward-looking statements are typically identified by future or conditional verbs or similar expressions regarding events that have yet to occur. These forward-looking statements are based on the Company's current expectations and are subject to numerous assumptions, risks and uncertainties. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: economic and competitive conditions; capital availability or costs; fluctuations in demand for the Company's products; government procurement timing and policies; technological challenges associated with the development and manufacture of the Company's products; commercial acceptance of the Company's products; delays, costs and uncertainties associated with clinical testing and government approvals required to market new drugs and medical devices; availability and quality of raw materials; success and timing of cost reduction and quality enhancement programs; regulatory and contract compliance; relationships with significant customers; adequacy of product liability insurance; ability to obtain, timing and success of marketing representatives and strategic alliances; and adequacy of intellectual property protection. Meridian assumes no duty to update forward-looking statements.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


PART I. FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                         April 30,        July 31,
                         Assets                                             2001            2000
                         ------                                         -----------      -----------
                                                                        (unaudited)

Current assets:
   Cash and cash equivalents                                             $   2,393        $      79
   Restricted cash                                                             289              285
   Receivables, less allowances of $218 and $524, respectively               3,720            7,229
   Inventories                                                               8,908            8,061
   Deferred income taxes                                                     1,937            1,937
   Other current assets                                                        764            1,218
                                                                         ---------        ---------
         Total current assets                                               18,011           18,809
                                                                         ---------        ---------

   Property, plant and equipment                                            25,305           23,261
         Less - Accumulated depreciation                                    (9,035)          (7,466)
                                                                         ---------        ---------
         Net property, plant and equipment                                  16,270           15,795
                                                                         ---------        ---------

   Deferred financing fees                                                     573              691
   Capitalized software costs, net                                           1,192            1,429
   Excess of cost over net assets acquired, net                              5,582            6,340
   Other intangible assets, net                                              1,372            1,621
                                                                         ---------        ---------

         Total assets                                                    $  43,000        $  44,685
                                                                         =========        =========

               Liabilities and Shareholders' Equity
               ------------------------------------
Current liabilities:
    Accounts payable and other accrued liabilities                       $   6,022        $   8,062
    Note payable to bank                                                       229            1,743
    Customer deposits                                                          211              392
    Current portion of long-term debt                                        1,000            1,026
                                                                         ---------        ---------
          Total current liabilities                                          7,462           11,223
                                                                         ---------        ---------

    Long-term debt - notes payable, net of discount                         16,253           16,823
    Deferred income taxes                                                    1,765            1,765
    Other non-current liabilities                                            1,314              783
                                                                         ---------        ---------
            Total liabilities                                               26,794           30,594
                                                                         ---------        ---------
Shareholders' equity:
    Common stock (voting and non-voting)
       Par value $.10 per share; 18,000,000 shares authorized;
        3,107,233 and 3,001,962 shares issued                                  311              300
    Additional capital                                                      32,807           32,345

    Accumulated other comprehensive loss  - cumulative
        translation adjustment                                                (212)            (154)
    Accumulated deficit                                                    (16,478)         (18,152)
    Unearned stock option compensation                                          (9)             (35)
    Treasury stock, 30,176 shares at cost                                     (213)            (213)
                                                                         ---------        ---------
           Total shareholders' equity                                       16,206           14,091
                                                                         ---------        ---------

    Total liabilities and shareholders' equity                           $  43,000        $  44,685
                                                                         =========        =========


  The accompanying notes are an integral part of these consolidated financial statements.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (unaudited)


                                                          Three Months Ended          Nine Months Ended
                                                               April 30,                  April 30,
                                                          2001          2000          2001          2000
                                                          ----          ----          ----          ----

Net sales                                                $14,774       $14,068       $41,781       $37,889
Cost of sales                                              8,649         8,607        24,581        22,970
                                                         -------       -------       -------       -------
Gross profit                                               6,125         5,461        17,200        14,919

Selling, general, and administrative expenses              2,353         1,930         6,921         5,782
Research and development expenses                            757           816         2,259         2,049
Depreciation and amortization                                893           802         2,641         2,532
                                                         -------       -------       -------       -------
                                                           4,003         3,548        11,821        10,363
                                                         -------       -------       -------       -------

Operating income                                           2,122         1,913         5,379         4,556

Other expense:
    Interest expense                                         650           795         2,083         2,469
    Other expense                                              2           111            26           160
                                                         -------       -------       -------       -------
                                                             652           906         2,109         2,629
                                                         -------       -------       -------       -------

Income before income taxes                                 1,470         1,007         3,270         1,927

Provision for income taxes                                   706           316         1,596           675
                                                         -------       -------       -------       -------

Net income                                               $   764       $   691       $ 1,674       $ 1,252
                                                         =======       =======       =======       =======

Net income per share:
     Basic                                               $   .25       $   .23       $   .55       $   .42
                                                         =======       =======       =======       =======
     Diluted                                             $   .22       $   .21       $   .48       $   .39
                                                         =======       =======       =======       =======

Weighted average shares:
     Basic                                                 3,063         2,995         3,036         2,995
     Diluted                                               3,459         3,306         3,462         3,238


  The accompanying notes are an integral part of these consolidated financial statements.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                                Nine Months Ended
                                                                     April 30,
                                                                2001            2000
                                                                ----            ----
OPERATING ACTIVITIES:
   Net income                                                 $  1,674        $  1,252
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                             2,641           2,532
       Amortization of capitalized software costs                  237              78
       Amortization of notes payable discount and
         deferred financing fees                                   279             277
   Changes in assets and liabilities
         Receivables                                             3,509           2,503
         Inventories                                              (847)         (3,315)
         Other current assets                                      454             611
         Accounts payable and other liabilities                 (1,810)          2,411
   Other                                                            42             (13)
                                                              --------        --------
Net cash provided by operating activities                        6,179           6,336

INVESTING ACTIVITIES
     Purchase of fixed assets                                   (2,044)         (1,266)
     Increase in restricted cash                                    (4)             (5)
                                                              --------        --------
Net cash used for investing activities                          (2,048)         (1,271)

FINANCING ACTIVITIES
     Net repayments on line of credit                           (1,514)         (3,948)
     Payment on long-term debt                                    (776)         (1,162)
     Payment of deferred financing fees                            ---             (20)
     Proceeds from issuance of common stock                        473             ---
                                                              --------        --------
Net cash used for financing activities                          (1,817)         (5,130)
                                                              --------        --------
Net increase (decrease) in cash                                  2,314             (65)
Cash and cash equivalents at beginning of period                    79             227
                                                              --------        --------
Cash and cash equivalents at end of period                    $  2,393        $    162
                                                              ========        ========


  The accompanying notes are an integral part of these consolidated financial statements.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of April 30, 2001 and July 31, 2000, the results of its operations for the three-month and nine-month periods ended April 30, 2001 and 2000, and its cash flows for the nine-month periods ended April 30, 2001 and 2000. The results of operations for the three-month and nine-month periods ended April 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2001. Certain prior period amounts have been reclassified to conform to current period presentation. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Meridian Medical Technologies, Inc. 2000 Form 10-K filed with the Securities and Exchange Commission.

2. The Company considers all investments with a maturity of three months or less on their acquisition date to be cash equivalents. Restricted cash consists of cash pledged as collateral on an outstanding letter of credit supporting the working capital line of credit at the Company's Belfast subsidiary.

3.      Inventories consisted of the following:

                                               April 30,        July 31,
                                               ---------        --------
                                                 2001            2000
                                                 ----            ----

Components and subassemblies                   $  6,208        $  4,673
Work in process                                   3,153           3,250
Finished goods                                      536             884
                                               --------        --------
                                                  9,897           8,807
Less: inventory valuation allowance                (989)           (746)
                                               --------        --------
                                               $  8,908        $  8,061
                                               ========        ========


4.      A reconciliation of net income to comprehensive income is as follows:


                                                       Three Months Ended             Nine Months Ended
                                                            April 30,                      April 30,
                                                      2001            2000            2001            2000
                                                      ----            ----            ----            ----
Net income                                          $    764        $    691        $  1,674        $  1,252
Foreign exchange translation adjustment                  (27)            (77)            (58)            (33)
                                                    --------        --------        --------        --------
Comprehensive income                                $    737        $    614        $  1,616        $  1,219
                                                    ========        ========        ========        ========

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


5. In accordance with Statement of Financial Accounting Standards No. 86, the Company began amortizing capitalized software costs relating to its PRIME ECG product during the third quarter of fiscal 2000, as it was available for sale. Amortization, which is being provided on a 5 year, straight-line basis, totaled $237,000 and $78,000 for the nine months ended April 30, 2001 and 2000, respectively, and is included in cost of sales.


6.      Segment information is as follows:

                                                    Three Months Ended                Nine Months Ended
                                                         April 30,                         April 30,
                                                   2001             2000             2001             2000
                                                   ----             ----             ----             ----
Revenues:
       Pharmaceutical systems                    $ 13,986         $ 13,631         $ 39,987         $ 37,056
       Cardiopulmonary systems                        788              437            1,794              833
                                                 --------         --------         --------         --------
             Total revenues                      $ 14,774         $ 14,068         $ 41,781         $ 37,889
                                                 ========         ========         ========         ========

Operating income (loss):
       Pharmaceutical systems                    $  2,965         $  2,704         $  7,960         $  6,750
       Cardiopulmonary systems                       (843)            (791)          (2,581)          (2,194)
                                                 --------         --------         --------         --------
             Total operating income              $  2,122         $  1,913         $  5,379         $  4,556
                                                 ========         ========         ========         ========

Operating income (loss) %:
       Pharmaceutical systems                        21.2%            19.8%            19.9%            18.2%
       Cardiopulmonary systems                     (107.0%)         (181.0%)         (143.9%)         (263.4%)
                                                 --------         --------         --------         --------
             Total operating income %                14.4%            13.6%            12.9%            12.0%
                                                 ========         ========         ========         ========



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

THE QUARTER IN REVIEW

MMT's net income increased 10.6% for the quarter ended April 30, 2001 from the same quarter of the prior year on revenues of $14.8 million. Net income was $764,000 ($0.25 basic and $0.22 diluted earnings per share) as compared to net income of $691,000 ($0.23 basic and $0.21 diluted earnings per share) for the third quarter last year. Net income increased more than earnings per share, on a percentage basis, due to higher weighted average diluted shares outstanding at April 30, 2001.

On a year to date basis, MMT's net income has increased 34% to $1.7 million ($0.55 basic and $0.48 diluted earnings per share), while revenues have increased 10% to $41.8 million.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q

Revenues of MMT's two business segments and total gross profit for the three-month and nine-month periods ended April 30, 2001 and 2000 are as follows:

                                             Three Months Ended              Nine Months Ended
                                                  April 30,                      April 30,
        ($ in thousands)                    2001            2000            2001            2000
                                            ----            ----            ----            ----

Pharmaceutical Systems:
     Commercial Systems                   $ 10,305        $  5,997        $ 24,323        $ 16,920
     Government Systems                      3,681           7,634          15,664          20,136
                                          --------        --------        --------        --------
Total Pharmaceutical Systems                13,986          13,631          39,987          37,056
Cardiopulmonary Systems                        788             437           1,794             833
                                          --------        --------        --------        --------

Total Revenues                              14,774          14,068          41,781          37,889
                                          ========        ========        ========        ========

Gross Profit                              $  6,125        $  5,461        $ 17,200        $ 14,919
                                          ========        ========        ========        ========

Gross Profit %                                41.5%           38.8%           41.2%           39.4%

EBITDA (1)                                $  3,093        $  2,682        $  8,231        $  7,006
                                          ========        ========        ========        ========

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

Commercial Systems revenue for the quarter ended April 30, 2001 was $10.3 million, $4.3 million higher than in the comparable prior year period. The 71.8% increase in revenue primarily resulted from higher unit sales of EpiPens in the current quarter compared to the same quarter in the prior year. Higher unit sales were driven by increased demand as well as the launch of the EpiPen 2-PAK, a new product packaging, where two EpiPen units and one EpiPen trainer are sold in one package. The initial sales of the 2-PAK were primarily to stock the product with retailers, and it is not clear at this time what long term impact the EpiPen 2-PAK will have on overall unit demand. EpiPen 2-PAK sales accounted for approximately 35% of the total $9.8 million of EpiPen revenues in the third quarter. On a year-to-date basis, Commercial Systems revenue was $24.3 million for the nine months ended April 30, 2001, 43.8% higher than the same period of fiscal 2000. R&D revenue also increased to $336,000 and $2.4 million for the three and nine months ended April 30, 2001, compared to the $254,000 and $1.4 million of revenues in the same periods of the prior year. This increase was due to heightened activity, and also reflects the number and timing of projects, reflecting the variable nature of R&D revenue from period to period.

Government Systems revenues were $3.7 million in the quarter ended April 30, 2001 compared to $7.6 million in the third quarter of fiscal 2000. Revenue for the nine months ended April 30, 2001 was $15.7 million compared to $20.1 million for the same period of the prior year. Domestic preparedness sales were $55,000 and $543,000 for the three and nine months ended April 30, 2001, respectively, versus $187,000 and $482,000 for the three and nine month periods ended April 30, 2000. DoD revenues have been suppressed this fiscal year as the DoD awaits the introduction of the multichambered auto-injector (MA) which will replace the current Mark I two auto-injector system. The MA is scheduled for product introduction late next fiscal year, subject to FDA approval. Foreign government revenues declined on a year over year basis for the quarter due to the timing of a large procurement, which took place this year in the second quarter versus the third quarter last year. Revenue variations within this business segment are not uncommon due to the procurement needs of domestic and foreign militaries.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


Cardiopulmonary Systems revenues were $788,000 and $1.8 million for the three and nine months ended April 30, 2001, respectively. This compares to $437,000 and $833,000 of revenue for the three and nine-month periods ended April 30, 2000. This increase was primarily due to stronger telemedicine sales during the quarter and first nine months. MMT's distributor of telemedicine products, SHL Telemedicine Ltd., has entered a joint venture with Philips Medical Systems. The joint venture has been established to market cardiology telemedicine products and services in targeted markets in Europe. The increased telemedicine revenues include the initial supply to the joint venture and may not be indicative of future demand. The Company continued to invest in the development of its PRIME ECG sales and marketing in Europe during the quarter. Additionally, the Company recently announced that data collection has reached the 750 recordings needed from the multi-center clinical study for PRIME ECG in the U.S., and data interpretation is now on-going. The Company plans to submit a 510(k) to the FDA by the end of the fiscal year.

Gross profits increased to 41.5% of revenues during the third quarter of 2001 totaling $6.1 million, compared to 38.8% for the same period of the prior year. For the first nine months of fiscal 2001, gross profits were 41.2% of revenues totaling $17.2 million, compared to 39.4% for the same period last year. The increased gross profit percentage is a result of pricing, sales mix, and the Company's efforts to control overhead production costs.

Operating costs were $4.0 million and $11.8 million for the three and nine months ended April 30, 2001, respectively. This is compared to $3.5 million and $10.4 million incurred in the same periods of last year. Selling, general and administrative expenses (SG&A) were $423,000 and $1.1 million higher than the same periods of the prior year primarily due to the Company's investment in the marketing infrastructure for PRIME ECG, costs associated with the ongoing multi-site clinical trial, and initial expenses relating to the building of a sales and marketing infrastructure for specialty pharmaceuticals.

Interest expense was $650,000 in the third quarter of fiscal 2001 and $2.1 million for the nine months ended April 30, 2001. This represents an 18.2% and 15.6% decrease from the same periods of fiscal 2000 due to lower average debt balances and lower interest rates.

The provision for income taxes was $1.6 million for the nine months ended April 30, 2001, reflecting an estimated effective tax rate of 48.8% for the year. The tax provision incorporates estimated benefits from utilization of operating loss carryforwards, offset by permanent book to tax differences and losses from foreign subsidiaries. The Company takes no consolidated tax benefit from the foreign losses, which on a year to date basis approximate $1.9 million. U.S. pre-tax income, taxed at the statutory rate after permanent and temporary differences, is higher than the consolidated pre-tax income, which inflates the effective rate.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


LIQUIDITY AND CAPITAL RESOURCES

Total cash as of April 30, 2001 was $2.4 million, an increase of $2.3 million from July 31, 2000. The Company generated $6.2 million in cash from operations in the first nine months of fiscal 2001 attributable mostly to net income, non-cash depreciation and amortization, and lower accounts receivable, offset by lower accounts payable and other liabilities. Investing activities in the first nine months of fiscal 2001 used $2.0 million of cash, mostly for capital additions. Financing activities used $1.8 million, primarily from net payments on existing debt facilities offset by the sale of stock through stock option and warrant exercises. The Company presently has a domestic working capital line of credit for $6.5 million, which was fully paid down and available at April 30, 2001.

Working capital at April 30, 2001 was $10.5 million, up from $7.6 million at July 31, 2000. The increase was primarily attributable to higher cash ($2.3 million), lower accounts payable and other accrued liabilities ($2.0 million) and lower notes payable to bank ($1.5 million), offset by lower accounts receivable ($3.5 million). At April 30, 2001, accounts receivable were $3.7 million, representing 40 days-sales-outstanding, and inventories were $8.9 million representing a turn-over rate of 3.9 times per year.

OUTLOOK

The Company continues to anticipate that the core Pharmaceutical Systems segment of the business will have a strong overall year, which would result in double digit growth in profits before tax for the Company. Immediate demand for EpiPen remains strong as evidenced by the product's sales performance in the first nine months of the fiscal year, and have been bolstered by the initial shipments of the EpiPen 2-PAK in the quarter ended April 30, 2001. The first and second quarters are historically the unit's lowest sales quarters due to the seasonality associated with EpiPen, sales of which historically have been highest in the spring and summer months. Overall, sales of EpiPen are expected to increase in excess of twenty percent as compared to sales in fiscal 2000.

Government Systems' revenues for the remainder of fiscal 2001 are expected to rebound in the fourth quarter, due to the sale of products to the DoD and foreign governments and will approximate those of the fourth quarter last year. Overall, total Government Systems' revenues are expected to be approximately 16% below the level of the previous fiscal year. The full year sales will be impacted by the previously forecasted revenues associated with MA. MA is in the FDA approval process, and while the Company expects the MA product will receive FDA approval, previously forecasted sales with this product are now planned for late next fiscal year. It is not unusual for revenues within this business unit to fluctuate between years due to the procurement patterns of domestic and foreign military customers.

Overall gross margins of the Pharmaceutical Systems group and the Cardiopulmonary Sysytems group are expected to increase in the fourth quarter as higher unit production generates increased efficiencies in the absorption of fixed overheads at the Company's manufacturing facilities.

The Company will continue the early phase of developing its specialty pharmaceutical group during the final quarter of fiscal 2001. Focused on central nervous system (CNS) drugs and, utilizing the Company's strong position in auto-injector technology, the Company intends to build the required sales and marketing infrastructure to support the initial product launch of a commercial diazepam auto-injector, currently anticipated during fiscal 2002. This product is targeted for the treatment of breakthrough epileptic seizures and is currently planned to be submitted to the FDA for review in the second quarter of fiscal 2002 requesting a 505(b)(2) approval. Subject to receipt of FDA approval, direct sales of this product are targeted to commence late next fiscal year.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


The Cardiopulmonary Systems business is expected to continue to generate increased sales in the fourth quarter, primarily due to telemedicine product sales to SHL Telemedicine Ltd. as that customer begins its establishment of medical call centers in Europe through its joint venture with Philips Medical Systems. The Company continues to progress PRIME ECG towards a 510(k) submission to the FDA by the end of the current fiscal year. Data collection has reached the 750 recordings needed from the multi-center clinical study. Following the physician interpretation phase, results will be tabulated and analyzed by the Department of Biostatistics at Johns Hopkins University. These results will be the support for the Company's 510(k) filing. Normal review periods for 510(k) filings range from 6 to 12 months. Therefore, the Company would expect, subject to gaining FDA approval, to be marketing PRIME ECG in the U.S. late next fiscal year.

The Company plans to market PRIME ECG in the U.S. directly through a focused sales force. As such the Company will be developing the necessary infrastructure in its next fiscal year. The Company will also enhance its European distributor base with the addition of direct representation in major markets, as this approach has shown to be most effective to date. Additionally, the Company plans to provide selected medical institutions loaner units for an evaluation period, in and out of an emergency room environment.

The Company expects to generate EBITDA in the fourth quarter slightly above that of the same period of the prior year, which should result in an overall increase in excess of ten percent for the year. Operating costs for the fourth quarter are expected to be in line with the previous two quarters with additional emphasis on R&D associated with the commercial diazepam product.

The Company is presently finalizing its outlook for the next fiscal year. The Company expects to invest substantial amounts in developing the market for PRIME ECG in the U.S. and Europe, as well as to launch the first product of its specialty pharmaceuticals group. These expenditures, along with an increased R&D effort within the specialty pharmaceutical area, will utilize a larger portion of the Company's core gross profit, especially in the first and second quarters of the next fiscal year, historically the slower revenue quarters for its core products. Second half operating profits are expected to be enhanced by contributions from the two new products.

ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk

The Company's earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies, as a result of transactions in foreign markets. At April 30, 2001, the result of a uniform 10% strengthening or weakening in the value of the dollar relative to the currencies in which the Company's transactions are denominated would have resulted in a $186,000 increase or decrease, respectively, in operating income for the nine months ended April 30, 2001. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which change the dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' services become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

The Company is exposed to changes in interest rates as a result of its outstanding debt. Total short-term and long-term debt outstanding at April 30, 2001 was $17.5 million, consisting of $3.0 million in variable rate borrowing and $14.5 million in fixed rate borrowing. At this level of variable rate borrowing, a hypothetical 10% increase in interest rates would have decreased pre-tax earnings by approximately $11,000 for the nine months ended April 30, 2001. At April 30, 2001, the fair value of the Company's fixed rate debt outstanding was estimated at $15.0 million. A hypothetical 10% change in interest rates would not result in a material change in the fair value of the Company's fixed rate debt. The Company does not currently utilize any derivative financial instruments related to its interest rate exposure.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


PART II - OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds

During the quarter ended April 30, 2001, the Company issued an aggregate of 68,592 shares of its common stock upon the exercise of warrants. 20,319 of the shares were issued at an exercise price of $8.33, for which the Company received aggregate proceeds of $169,257. 48,273 shares were issued pursuant to a net issue exercise (cashless exercise) offered to the holders of record, as explained in the offer letter attached to the Company's January 31, 2001 Form 10-Q as exhibit 4.4. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.


ITEM 6.   Exhibits and Reports on Form 8-K:

(a)     Exhibits

        10.42* Supply Agreement dated as of January 1, 2001 between Meridian Medical Technologies, Inc. and Dey, L.P. Filed herewith.

(b)     Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended April 30, 2001.


* - Portions of this Exhibit have been omitted pursuant to a Confidential Treatment Request, which the Company has filed separately with the Securities and Exchange Commission.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                        -----------------------------------
                                              Registrant


June 6, 2001                            By:   /S/ JAMES H MILLER
------------                                  ---------------------------------
Date                                          James H. Miller
                                              President and
                                              Chief Executive Officer
                                              (Principal Executive Officer)


June 6, 2001                            By:   /S/ DENNIS P O'BRIEN
------------                                  ---------------------------------
Date                                          Dennis P. O'Brien
                                              Vice President-Finance
                                              and Chief Financial Officer
                                              (Principal Financial and
                                               Accounting Officer)

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                                    FORM 10-Q


                                  EXHIBIT INDEX

Exhibit No.      Description of Exhibit
-----------      ----------------------
  10.42*         Supply Agreement dated as of January 1, 2001 between Meridian
                 Medical Technologies, Inc. and Dey, L.P.  Filed herewith.


* - Portions of this Exhibit have been omitted pursuant to a Confidential Treatment Request, which the Company has filed separately with the Securities and Exchange Commission.