Form 10-K
period 2001-07-31
MERIDIAN MEDICAL TECHNOLOGIES INC
filed 2001-10-02
CIK 95676

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

                     For the fiscal year ended JULY 31, 2001
                                               -------------

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ___________.
                          Commission File Number 0-5958
                                                 ------

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                                                                   52-0898764
--------------------------------------                                                  -----------------------------
(State or other jurisdiction                                                            (IRS Employer Identification No.)
of incorporation or organization)

10240 OLD COLUMBIA ROAD, COLUMBIA, MARYLAND                                                         21046
---------------------------------------------------------                               -----------------------------
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES  X   NO
                                              ---     ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K any amendment to this Form 10-K. [ ]

        As of September 28, 2001, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the average of the high and low sales prices of such stock reported by the National Association of Securities Dealers, Inc. on such date, was approximately $60.8 million.

        There were 3,197,088 shares of Registrant's common stock outstanding as of September 28, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Meridian Medical Technologies, Inc. definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended July 31, 2001 are incorporated by reference into Part III of this Form 10-K.

================================================================================

TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
                                                   PART I
ITEM 1.           BUSINESS

                  General                                                                                 4

                  Products and Services                                                                   5

                           Pharmaceutical Systems                                                         5

                           Cardiopulmonary Systems                                                        9

                  Competition                                                                             11

                  Backlog                                                                                 11

                  Patents, Trademarks, and Licenses                                                       11

                  Product Liability Insurance                                                             12

                  Sources and Availability of Raw Materials                                               12

                  Government Regulation                                                                   12

                  Employees                                                                               14

ITEM 2.           PROPERTIES                                                                              14

ITEM 3.           LEGAL PROCEEDINGS                                                                       14

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                                                        15

                  EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES
                  OF THE REGISTRANT (UNNUMBERED ITEM)                                                     15

                                                   PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK
                  AND RELATED STOCKHOLDER MATTERS                                                         17

ITEM 6.           SELECTED FINANCIAL DATA                                                                 18

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                           19

TABLE OF CONTENTS

                                                                                                          PAGE
                                                                                                          ----
ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                                                       23

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                             24

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                                                    44

                                                  PART III

ITEMS 10. THROUGH 13.

        (Incorporated by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended July 31, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of that fiscal year)

                                                   PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
                  REPORTS ON FORM 8-K                                                                     44

SIGNATURES                                                                                                47

EXHIBIT INDEX                                                                                             48

                           FORWARD LOOKING STATEMENTS

This report and other written and oral statements made by the Company may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to financial performance and other financial and business matters. Forward-looking statements are typically identified by future or conditional verbs or similar expressions regarding events that have yet to occur. These forward-looking statements are based on the Company's current expectations and are subject to numerous assumptions, risks and uncertainties. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: political, economic and competitive conditions; capital availability or costs; fluctuations in demand for the Company's products; government procurement timing and policies; technological challenges associated with the development and manufacture of the Company's products; commercial acceptance of the Company's products; delays, costs and uncertainties associated with clinical testing and government approvals required to market new drugs and medical devices; availability and quality of raw materials; success and timing of efficiency, cost reduction and quality enhancement programs; regulatory and contract compliance; relationships with significant customers; adequacy of product liability insurance; ability to obtain, timing and success of marketing representatives and strategic alliances; and adequacy of intellectual property protection. Meridian assumes no duty to update forward-looking statements.

                                     PART I

ITEM 1.         BUSINESS

                                    GENERAL

Meridian Medical Technologies, Inc. (referred to in this report as the "Company", "MMT" or "Meridian") is a medical technology company operating in two segments: Pharmaceutical Systems and Cardiopulmonary Systems.

Pharmaceutical Systems - The Pharmaceutical Systems segment consists of the Commercial and Government businesses, both of which utilize the Company's auto-injector technology. The principal source of Commercial revenue currently is the EpiPen(R) family of auto-injectors, which are prescribed for severe allergic reactions and other causes of anaphylaxis. Government revenues are principally generated from auto-injector products and services marketed to the U.S. Department of Defense ("DoD"), and other federal, state, local, and foreign governments. Marketing efforts from this unit focus on maintaining the Industrial Base Maintenance Contract with the U.S. Department of Defense, as well as expanding Homeland Defense and international market applications.

Cardiopulmonary Systems - The Cardiopulmonary Systems segment utilizes the Company's electrocardiology and telemedicine technologies. Telemedicine sales currently are the principal source of revenue. In fiscal 2000, the Company introduced its PRIME ECG(TM) electrocardiac mapping system in certain countries outside the United States after several years of development. An application was submitted to the FDA in fiscal 2001 for clearance to market PRIME in the U.S. Management believes that PRIME ECG(TM) has the potential to become the standard ECG system of the future and to generate significant revenues and profits for the Company.

                              PRODUCTS AND SERVICES

Revenues from MMT's two segments and gross profit for the five years ended July 31, 2001 are as follows (in thousands):

                                                                Year Ended July 31,
                                                                -------------------
                                        2001            2000            1999            1998            1997
                                        ----            ----            ----            ----            ----
Pharmaceutical Systems
     Commercial                     $      33,839   $      27,036   $      14,405   $      22,414   $     20,079
     Government                            21,425          26,070          24,485          21,165         17,825
                                    -------------   -------------   -------------   -------------   ------------
                                           55,264          53,106          38,890          43,579         37,904

Cardiopulmonary Systems                     2,826           1,501           1,840           1,089          2,761
                                    -------------   -------------   -------------   -------------   ------------

         Total Revenues                    58,090          54,607          40,730          44,668         40,655

         Gross Profit                      24,305          22,016          12,710          17,577         15,044
         Gross Profit %                      41.8%           40.3%           31.2%           39.4%          37.0%

PHARMACEUTICAL SYSTEMS

The Company pioneered the development of auto-injectors for the self-administration of injectable drugs. An auto-injector is a prefilled, pen-like device that allows a patient to automatically inject a precise drug dosage quickly, safely, and reliably. Meridian manufactures a family of spring-loaded, needle based auto-injectors. These auto-injectors are a convenient, disposable, one-time use drug delivery system designed to improve the medical and economic value of many drug therapies. The product is well suited for the administration of certain drugs and is currently marketed with epinephrine for the treatment of allergic reactions, lidocaine for the treatment of cardiac arrhythmias, morphine for the management of pain, diazepam for the treatment of seizures, and antidotes for the treatment of nerve agent exposure. The auto-injector offers a common delivery system platform that can be used for both commercial and government new product needs. It is anticipated that the Company's initial new product range will be based on its auto-injector delivery systems but it is anticipated that over time will expand to include other drug delivery product technologies. MMT also supplies customized drug delivery system design, pharmaceutical research and development and FDA current Good Manufacturing Practice (cGMP)-approved sterile product manufacturing to pharmaceutical and biotechnology companies.

                                   Commercial

MMT currently manufactures the EpiPen and other commercial auto-injectors, provides contract research and development, and performs pharmaceutical manufacturing for some of the leading pharmaceutical and biotechnology companies.

a. EpiPen

The EpiPen auto-injector currently accounts for a majority of the Company's commercial sales. The EpiPen is prescribed to patients at risk of anaphylaxis resulting from severe allergic reactions to insect stings or bites, foods, drugs and other allergens, as well as idiopathic or exercise induced anaphylaxis. It is generally estimated that over five million people in the U.S. are at risk of developing moderate to severe anaphylaxis due to allergic reactions to insect stings and various foods. EpiPen is available in two dosage strengths, and permits the immediate self-injection of epinephrine, the drug of choice for emergency treatment of such conditions. The EpiPen was the Company's first major commercial auto-injector, and demand for the EpiPen continues to be strong due to increased awareness of the health risks associated with allergic reactions, particularly those associated with food. The Company owns the New Drug Application ("NDA") for EpiPen and markets the product through a supply agreement with Dey L.P. ("Dey"), an associate of Merck KgaA, Darmstadt, Germany. The supply agreement has a ten-year term, expiring December 31, 2010. Within the agreement, the Company grants to Dey the exclusive right and license to market, distribute, and sell the EpiPen worldwide. Currently, approximately 24% of the unit sales are for ultimate international sales.

b. Contract Research and Development

The Company provides research and development services on a contract basis to a number of different pharmaceutical and biotechnology companies, including the following:

                        Genetech,
                        Sumitomo,
                        Human Genome Sciences,
                        Elan, and
                        AstraZeneca.

Development programs include feasibility and stability studies as well as the manufacturing of clinical trial materials in the Company's pilot plant. If feasibility and stability studies are successful and all regulatory approvals are received, the Company anticipates licensing fees and contracts in future years to manufacture these products. Revenue from customer-funded research and development activities was $3.1 million, $1.5 million and $1.8 million during fiscal years 2001, 2000 and 1999, respectively.

The Company has sterile parenteral pharmaceutical manufacturing and packaging capabilities for a broad range of sterile injectable dosage forms which includes vials, cartridges, pre-filled syringes, and auto-injectors. Further, the Pharmaceutical Systems business provides fully validated formulation and aseptic filling services and regulatory and clinical trial assistance for pharmaceutical and biotechnology companies not currently possessing such capabilities or requiring outside support. The Company currently manufactures product for Schering-Plough, and previously did so for Mylan Laboratories.

c. Specialty Pharmaceutical Initiative

The Company will continue to explore additional pharmaceutical products as it expands its commercial business into Specialty Pharmaceuticals. The Company's initial focus will be on products that require emergency administration and where the patient or caregiver will benefit by administration with an auto-injector. Initially focused on central nervous system (CNS) drugs, the Company intends to build the required sales and marketing infrastructure to support the initial product launch of an auto-injector product. The product is presently undergoing clinical trials and, subject to receipt of FDA approval, direct sales are targeted to commence late in fiscal 2002. The Company intends to pursue follow on products utilizing its auto-injector technology, as well as through externally acquired products and technology.

                                   Government

The Government Systems business unit supplies auto-injector-based antidotes and emergency medicine products to military and civilian organizations worldwide, with revenues from the United States and 20 allied countries over the last three years. MMT's major Government Systems customer continues to be the DoD. Through a combination of the Industrial Base Maintenance Contract (described below) and new product development contracts, MMT expects to maintain a strong and stable business relationship with the DoD.

MMT plans to capitalize on the auto-injector delivery systems developed for government applications by expanding Government Systems revenue and providing new drug delivery technology for application in its commercial business unit. The Company continues to advance its multichambered auto-injector ("MA"), which provides a two-chamber technology for the enhanced absorption of two incompatible drug compounds from the same injection site. The multichambered technology was developed for the DoD, and the DoD retains ownership of the NDA, which is currently awaiting FDA approval. The Company retains the right to produce and market the product subject to FDA approval.

Currently fielded products for the U.S. include: the AtroPen, containing atropine and the ComboPen, containing pralidoxime, both used as nerve agent antidotes; an auto-injector containing morphine for pain management; and a ComboPen containing diazepam for seizure management. These auto-injectors are intended for use primarily by military personnel but are also now available for use by first responders as a part of Homeland Defense programs.

a. U.S. Department of Defense

The Company has been the supplier of auto-injectors to the DoD for many years. DoD procurements of auto-injectors are restricted to qualified producers and the FDA must approve all products. The Company is currently the only FDA-approved and the only qualified producer for any DoD military auto-injectors.

The Company's auto-injectors are classified as critical "war stopper" items by the DoD and have been the subject of an Industrial Base Maintenance Contract between the Company and the DoD since 1992 (the "IBMC"). This contract is part of a program by the DoD to ensure adequate supplies of critical items in the event of armed conflict.

This innovative contract calls for production of auto-injectors filled with nerve agent antidotes, the retention by the Company of key personnel and facilities to assure expertise for manufacturing auto-injectors containing nerve agent antidotes, the management of the U.S. Army's Shelf Life Extension Program, and the pre-stocking of critical components to enhance readiness and mobilization capability. A surge capability provision allows for the coverage of defense mobilization requirements in the event of rapid military deployment. During fiscal 1999, MMT concluded negotiations with the DoD for its third IBMC beginning August 1, 1999. This contract includes renewal options for two additional years through July 31, 2002. The DoD renewed the option for the third year of the contract in fiscal 2001. Revenues under this contract have ranged from $15 to $21 million over each of the last three years and are expected to exceed $14 million per year under the current contract. Subject to successful negotiations, the Company anticipates renewing the contract with the DoD for another three years beginning August 1, 2002.

b. International

The Company will continue its strategy of seeking to expand its international military sales into new markets worldwide as a principal supplier of critical life saving antidotes for chemical warfare defense. The foreign government customer base includes many allied countries in Europe, the Middle East and the Far East. International government sales for fiscal 2001, 2000 and 1999 were $5.0 million, $7.8 million and $2.5 million, respectively.

The product range for the international community includes the same type of auto-injectors and antidote formulations as used by the U.S. community; however, it also includes a number of variations to address the formulation specific requests of client countries.

c. Homeland Defense

The Company provides its nerve agent antidote auto-injector products to a growing number of state agencies and local communities for homeland defense against chemical agent terrorist attacks, particularly for populations in high risk areas. At the request of several government agencies, state and local experts have formed the Metropolitan Medical Response System (MMRS), which includes training and equipping emergency teams as initial, on-site responders. This concept has a goal to develop MMRS in the 120 most populous metropolitan areas in the U.S. The Company believes that this is essentially an untapped market with significant growth potential, and that enhanced awareness of the Company and its products, and the heightened threat of terrorism, will result in increased revenue in the future.

d. Research and Development

The Company has signed a feasibility contract with a major European country to develop the MA incorporating its antidote formulation. The second phase of this program is currently being negotiated which could result in a full scale development effort that, if successful, could lead to product registration in Europe as early as FY2003. This product registration would allow the Company to sell this product to major NATO countries.

With the renewed interest by a number of NATO countries in the nerve agent antidote HI-6, Meridian's technology group has begun work to develop a specialized auto-injector that could be used to administer this antidote. HI-6 has only a short shelf-life when in solution which necessitates an auto-injector that contains individual chambers separating the drug and the diluent. Prior efforts by others have resulted in auto-injectors that are cumbersome, difficult to manufacture, and expensive. Meridian has developed an injector that meets the performance requirements expected while being easier to make, less bulky and easy to use. Negotiations are underway to seek multi-national funding to commercialize this innovative auto-injector.

CARDIOPULMONARY SYSTEMS

The Company's Cardiopulmonary Systems unit is focused on the development and sale of non-invasive cardiopulmonary diagnostic products. In addition to a line of telemedicine products, the Company has completed the development phase of its innovative PRIME ECG(TM) electrocardiac mapping system and has introduced it in certain countries outside the United States. A 510(k) application has been submitted to the FDA for clearance to market the product in the U.S. The Company anticipates FDA clearance of the 510(k) application will be received in fiscal 2002.

a. PRIME ECG(TM) Electrocardiac Mapping System

The PRIME ECG(TM) system is a unique electrocardiac mapping system developed in collaboration with university and medical school researchers. This system offers the potential to significantly improve the diagnosis and treatment of heart disease, which affects over 13 million people in the U.S. alone.

The PRIME ECG(TM) system consists of a patented 80-lead disposable electrode vest, 80-channel recording module, computer assisted analysis software and a full color multi-dimensional graphic display. The system initially has been introduced for the early detection of acute myocardial infarction ("AMI") or heart attack. Multi-center clinical tests conducted in the U.S. and Europe conclude that the PRIME ECG(TM) system can allow earlier and more accurate diagnosis of AMI for significantly more patients than the standard 12-lead ECG. Further, the Company believes that the PRIME ECG(TM) system displays results in a manner that can allow the clinician to identify the nature of the infarct, which can be utilized in determining the most effective course of treatment.

Without early and accurate diagnosis of AMI, potentially life-saving treatment of AMI victims may be delayed. For non-AMI chest pain patients, unnecessary tests and hospital admissions to rule-out AMI are estimated to cost health care systems and individuals billions of dollars each year. The Company anticipates that the clinical and economic benefits of this new system can create the opportunity for the Cardiopulmonary Systems business to become a prominent participant in the electrocardiography market in future years.

The Company expects the PRIME ECG(TM) system will be used initially by the emergency room physician who needs faster and more accurate diagnosis for more than 20 million chest pain patients worldwide each year. The Company is pursuing additional applications where this technology may enhance detection and/or treatment of heart conditions known to affect the electrophysiology of the heart. Potential applications include the ability to detect changes in reperfusion of the coronary arteries as evidenced by the imaging of the effects of myocardial ischemia. This may prevent potentially life threatening and costly emergencies. The Company is unaware of a non-invasive alternative means to detect this condition. Other potential applications including arrhythmia management are being investigated. The Company estimates that the market size for these potential additional uses of PRIME ECG(TM) is substantial, with the total combined markets for diagnosis of AMI and other applications exceeding $6 billion.

The use of the PRIME ECG(TM) system requires purchase of a disposable electrode array or vest. This patented, simple to use device is expected to provide a recurring source of revenue to the Company, which anticipates that it will be the sole manufacturer. The Company projects that the disposable electrode vest design can be modified to meet a range of applications, allowing lower cost and greater convenience in potential future applications.

The PRIME ECG(TM) system received the CE Mark from European authorities during fiscal 1999. To date, the Company has signed representation agreements with companies to market PRIME ECG(TM) in Italy, Austria, Denmark, Spain, Portugal and Australia. The Company sells PRIME ECG(TM) directly in the United Kingdom and Germany, and is actively negotiating with additional candidates to service other major European markets. Initial shipment of the product was made in fiscal 2000 and additional orders have been shipped in fiscal 2001. The multi-center clinical study was completed in fiscal 2001, and an application was submitted to the Food and Drug Administration for clearance to market PRIME in the United States on July 31, 2001. The Company expects to receive FDA clearance before the end of fiscal 2002.

The Company plans to market PRIME ECG(TM) in the U.S. directly through a focused sales force. As such the Company will be developing the necessary infrastructure in its next fiscal year. The Company will also enhance its European distributor base with the addition of direct representation in major markets, as this approach has shown to be most effective to date. Additionally, to enhance the absorption of PRIME ECG(TM) into practical use, the Company plans to provide selected medical institutions loaner units for an evaluation period, in and out of an emergency room environment. The medical institution will have complimentary use of a loaner unit for a specified period of time, while purchasing the disposable electrode vests. Upon expiration of the loaner period, the Company plans to negotiate the sale of the loaner unit to the institution.

b. Telemedicine Products

The Company is a leader in the development of devices that measure and transmit diagnostic information by telephone. This product suite allows a patient's condition to be monitored while at home, which can reduce expensive office visits, allow for earlier diagnosis and minimize emergency room and hospital admissions. Meridian's CB-12/12 CardioBeeper(R) electronic heart monitor, introduced this year, transmits a standard 12-lead electrocardiogram ("ECG") by telephone. The CardioPocket(TM) provides unprecedented convenience by incorporating a miniaturized single-lead version into a wallet. The CardioPocket was awarded a Millennium Product Award for innovation and creativity in the U.K. from the Design Council of Britain, and has already been purchased by nearly 30,000 users since its introduction in 1999. In 2001, the Company completed development of, and placed in its product line, a new blood pressure device and Tele-Pulse Oximeter, which measures oxygen in the blood.

The telemedicine product line is sold by Shahal Medical Services, Ltd. ("Shahal"), which has exclusive worldwide marketing rights. Shahal, based in Israel, is a home healthcare monitoring company serving more than 60,000 subscribers. Shahal has entered a joint venture with Philips Medical Systems in fiscal 2001 to market cardiology telemedicine products and services in targeted markets in Europe.

c. Research & Development

The Company invested $790,000 in Cardiopulmonary Systems research & development in fiscal 2001. The majority of this expenditure was dedicated to the PRIME ECG(TM) system and included design of dedicated hardware and software systems, as well as the funding of certain university research projects selected for their potential to lead to new and improved applications.

The Company intends to continue to invest in PRIME ECG(TM), projecting overall increased expenditures in fiscal 2002. These development investments include algorithm enhancement to further improve heart attack detection, software development to provide new applications such as reperfusion, hardware development to reduce costs, and graphics enhancements to further improve ease of interpretation, in addition to increased sales and marketing expenditures.

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

Meridian is the sole supplier of auto-injectors to the U.S. Government for military use. The Company has very limited competition in foreign military markets.

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

The Cardiopulmonary business operates in a highly competitive sector of the healthcare industry. Meridian's telemedicine products compete against the products of numerous other companies. The PRIME ECG(TM) product will compete with existing diagnostic equipment and testing procedures such as blood markers for detection of AMI, and potentially with products and technologies currently under development that may be brought to market, such as enhanced 12-lead ECG(TM) algorithms, invasive cardiac mapping and improved cardiac stress testing.

                                     BACKLOG

As of July 31, 2001, the backlog of orders was approximately $18.3 million, of which $7.3 million related to production and delivery of commercial products and services, and $11.0 million related to military products and the IBMC contract. This compares with commercial product sales backlog of $5.2 million and a military backlog of $11.8 million, for a total of $17.0 million at July 31, 2000.

                        PATENTS, TRADEMARKS, AND LICENSES

The Company considers its proprietary technology to be important in the development, marketing and manufacture of its products and seeks to protect its technology through a combination of patents and confidentiality agreements with its employees and others. Patents covering important features of the Company's current principal auto-injector products have expired. This lack of patent protection could permit others to design products that may have an adverse effect on the Company's revenues and results of operations. MMT is currently developing a new generation of auto-injector products for which a number of patents have been granted to the Company. Over the last few years, the Company was granted U.S. patent protection for several of its new auto-injector drug delivery systems, designed for fast and reliable patient self-administration of the expanding range of new pharmaceutical and biotechnology products that require injection. Some of these patents cover the MA. The MA patents cover various components running through 2010. In addition, the Company holds several patents and licenses on the PRIME ECG(TM) electrocardiac mapping system, including the patent on the PRIME ECG(TM) disposable electrode vest. Most of the other patents are licensed from the Northern Ireland Bioengineering Center at the University of Ulster in Northern Ireland for a minimum remaining term of 17 years.

The Company intends to file for additional protection for its new auto-injector and cardiopulmonary products currently under development. The new auto-injector products are expected to replace or supplement the Company's existing line of auto-injectors over time.

Certain copyrights, trademarks and trade names referred to in this report are the property of their respective owners.

                           PRODUCT LIABILITY INSURANCE

The Company maintains product liability coverage for its products aggregating $30 million. Although the Company's management is of the opinion that, with respect to amounts, types and risks insured, the insurance coverage is adequate for the business conducted by the Company, there can be no assurance that such insurance will provide sufficient coverage against any or all pending or potential product liability claims.

                    SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company purchases, in the ordinary course of business, necessary raw materials, components and supplies essential to the Company's operations from numerous suppliers in the U.S. and overseas. Several of the ingredients used in the antidote formulations are unique and require highly specialized synthesis facilities, consequently, limited amounts of these ingredients are available from time to time. Auto-injector components also require specialized tooling and by commercial manufacturing standards are considered low volume production. Cardiopulmonary product component availability is subject to worldwide demand within the electronics industry. Component requirements frequently compete with high volume, high demand vendor manufacturing time. The Company monitors these situations carefully to seek to provide a continued supply of both raw materials and components. The Company procures inventory principally when supported by customer purchase orders.

                              GOVERNMENT REGULATION

The business of the Company is highly regulated by governmental entities, including the FDA and corresponding agencies of states and foreign countries. The summary below does not purport to be complete and is qualified in its entirety by reference to the complete text of the statutes and regulations cited herein.

As a manufacturer of auto-injectors, cardiopulmonary products, vials and pre-filled syringes, the Company's products are subject to regulation by the FDA under the Federal Food, Drug and Cosmetic Act (the "Act"). All of the Company's auto-injectors are "new drugs" and may be marketed only with the FDA's approval of an NDA or a supplement to an existing NDA. The Company currently holds approved NDAs or licenses to approved NDAs for each of its existing auto-injector products. The use of the Company's existing auto-injectors to administer another FDA approved drug generally would require the filing of a NDA, supplement to an existing NDA or an Abbreviated New Drug Application ("ANDA"). In addition, the introduction of the Company's new generation auto-injectors will require FDA approvals based on data demonstrating the safety, effectiveness, and/or bioequivalence of the drug delivered by these auto-injectors. There is no assurance that the NDAs will be processed in a timely manner or that FDA ultimately will approve such NDAs.

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

The Company's Cardiopulmonary Systems Products must have FDA Registration for U.S. sales and already has CE Marking for European sales.

In connection with its manufacturing operations, the Company must comply with cGMP regulations, and its manufacturing facilities are subject to periodic inspections. The Company's St. Louis facility has undergone multiple routine inspections by the United States and various foreign countries.

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

For any of the Company's auto-injectors and syringe systems, noncompliance with FDA regulations could result in civil seizure of the drugs, an injunction against the continued distribution of the drugs or criminal sanctions against the Company. The Company's medical devices also are subject to seizure by the FDA through administrative or judicial proceedings. In addition, the FDA may impose financial penalties for most violations of law and may order that defective devices be recalled, repaired or replaced or that purchasers be refunded the cost of the device.

Certain states have instituted needle protection standards. Presently, to the best of the Company's knowledge, the Company's products are not covered by these standards. The applicability of these needle protection standards in the future could require the Company to change its product design and production methods.

The Company also is subject to regulation by other federal and state agencies under various statues, regulations and ordinances, including export control laws, environmental laws, occupational health and safety laws, labor laws and laws regulating the manufacture and sale of narcotics.

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

                                    EMPLOYEES

As of August 31, 2001, the Company employed a total of 339 employees: 264 employees work at the Company's plant and warehouse facilities in St. Louis, Missouri; 45 employees work at the facility in Belfast, Northern Ireland, and 30 employees work at the Company's corporate headquarters in Columbia, Maryland (see "Properties"). Effective March 1, 1999, the Company entered into a three-year agreement with the Teamsters Local Union No. 688 ("Teamsters"). Since 1979, Teamsters have been the exclusive agent for all production and maintenance employees of the Company at its St. Louis facility. Approximately 143 employees are covered by this collective bargaining agreement.

ITEM 2.         PROPERTIES

The Company's corporate headquarters are located in an 11,000 square foot facility in Columbia, Maryland. The facility is leased through 2001, at which point the Company plans on extending the lease for three additional years. The corporate headquarters facility houses the corporate administration, human resources, finance, commercial business development, government programs, and the product design and development functions. Meridian had entered into a ten-year lease expiring in 2002 on a 17,000 square foot facility in Rockville, Maryland, which previously served as the Company's headquarters. The Rockville, Maryland facility has been sub-leased to a third party through its expiration.

The Company's primary R&D and pharmaceutical operations are located in St. Louis, Missouri. These facilities are used primarily for formulation, stability testing, aseptic filling, assembly and final packaging of the Company's auto-injectors, vials and pre-filled syringes. The St. Louis manufacturing facilities consist of eight separate buildings occupying over 100,000 square feet.

The Company has a 28,000 square foot facility in Belfast, Northern Ireland which is designed to develop and produce innovative technology products for its Cardiopulmonary Systems Group, including the PRIME ECG(TM) system, and supply auto-injectors for the Government Systems Group for sale to international markets. The Company is leasing the facility under a lease expiring in 2014.

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted by the Company during the fourth quarter of fiscal 2001 to a vote of security holders, through the solicitation of proxies or otherwise.

      EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES OF THE REGISTRANT

The following table lists, as of September 28, 2001, the names and ages of all executive officers and other significant employees of the Company, and their positions and offices held with the Company:

NAME                       AGE      PRESENT POSITIONS WITH THE COMPANY
----                       ---       ---------------------------------
James H. Miller*           63       Chairman, President and Chief Executive Officer
Gerald L. Wannarka*        62       Senior Vice President and Chief Technology Officer
Robert J. Kilgore*         51       Senior Vice President and General Manager, Pharmaceutical Systems
Dennis P. O'Brien*         43       Vice President, Finance and Chief Financial Officer
Peter A. Garbis*           60       Vice President, Organization Development
Jamil F. LaHam             53       General Manager, Cardiopulmonary Systems
J. Donald Ferry, Jr.       47       General Manager, Manufacturing, St. Louis Operations
Thomas Handel              33       Vice President, Sales

* Executive Officer

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

DR. WANNARKA joined Meridian in December 1997 as Vice President, Technology and Government Systems and was promoted to Senior Vice President in September 1998. He then was promoted to Chief Technology Officer in May 2001. Dr. Wannarka is a former US Army Medical Service Corps Officer retiring in 1992 at the rank of Colonel. While on active duty, Dr. Wannarka had responsibilities in research, research management and FDA regulatory affairs, and served in positions of gradually increasing responsibility such as: Project Manager, Pharmaceutical Systems, Deputy Director, USA Medical Research Institute of Chemical Defense, and Director, Clinical Investigation Program, US Army Health Services Command. Since retiring from the military, he has held positions as Vice President, Research and Development, for DPT Laboratories and Coloplast Corporation. He has conducted research with therapeutics for high-hazard virus infections, medical chemical defense, topical therapeutics and drug delivery to include auto-injectors, transdermal, inhalation, sustained release oral and parenteral systems.

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

MR. LAHAM joined Meridian in June 1997 as Director of Sales for the Cardiopulmonary Systems group. He was appointed to the position of General Manager in November 1997. He has had extensive U.S. and international experience in marketing and sales with such companies as Nicolet Instruments, BOC Healthcare, and Johnson & Johnson. Prior to joining Meridian, Mr. LaHam was General Manager of US Operations for a start-up group within Pfizer.

MR. FERRY joined Meridian in May 1994 as Senior Manager, Sterile Product Manufacturing and was promoted to Director in 1996, and Executive Director Manufacturing in April 1997. He became General Manager, St. Louis Operations in March 1998. Mr. Ferry has fifteen years experience in the parenteral drug delivery industry with Taylor Pharmacal Co. in various operations positions. Prior to joining Meridian, he had senior management responsibilities in operations at Pharmacia/Adria-SP, Inc.

MR. HANDEL was previously employed with Meridian from 1991 to 1998 holding the following positions: Manager, Quality Compliance, Senior Manager, Sterile Production, Senior Manager, Technical Marketing, and Executive Director, Business Development. Mr. Handel was with Akorn, Inc. from 1998 to 2001 before recently rejoining Meridian in May, 2001 as Vice President, Sales. He has extensive experience in numerous aspects of the parenteral pharmaceutical industry, as well as a blend of business, technical and managerial skills. His technical and managerial background encompasses a variety of fields such as chemistry, microbiology, physical quality control, auditing, aseptic manufacturing, project management and business development.

                                     PART II

ITEM 5.         MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
                MATTERS

The Company's common stock is traded on the over-the-counter market and is quoted in the NASDAQ National Market System under the symbol MTEC.

The following table shows the high and low sales price of the Company's common stock for each fiscal quarter during the two year period ended July 31, 2001, as reported on the NASDAQ National Market System.

                                        2001                          2000
                                        ----                          ----
Quarter                          High           Low            High           Low
                                 ----           ---            ----           ---
First                        $   19.313    $   10.250        $  6.750      $  4.375
Second                           14.125         9.500           7.000         4.250
Third                            13.375         8.875           9.625         4.625
Fourth                           16.000        11.500          13.000         5.750

The Board of Directors has not declared any dividends on the Company's common stock since its organization. As of September 1, 2001, there were approximately 1,200 holders of the Company's common stock known to the Company.

ITEM 6.         SELECTED FINANCIAL DATA

                                         Meridian Medical Technologies, Inc.

                                                                     Fiscal Year Ended July 31
                                             -----------------------------------------------------------------------
(in thousands, except per share data)            2001          2000           1999          1998            1997
--------------------------------------------------------------------------------------------------------------------
OPERATIONS:
Net sales                                       $  58,090     $  54,607     $  40,730      $  44,668     $ 40,665
Gross profit                                       24,305        22,016        12,710         17,577       15,044
Operating income (loss)                             8,782         7,349         1,287          3,067       (1,699)
Other expense, net                                 (2,821)       (3,536)       (3,027)        (2,629)      (2,395)

Income (loss) before income tax, minority
  interest, and extraordinary loss                  5,961         3,813        (1,740)           438       (4,094)
Provision for income taxes                          3,099         1,514             -            343           45
Minority interest in consolidated subsidiary            -             -             -              -          266
Income (loss) before extraordinary loss             2,862         2,299        (1,740)            95       (4,405)
Extraordinary loss on debt refinancing                  -             -             -           (494)           -
                                             -----------------------------------------------------------------------
Net income (loss)                               $   2,862     $   2,299     $  (1,740)     $    (399)    $ (4,405)

Basic income(loss) per share                    $    0.93     $    0.77     $   (0.58)     $   (0.13)    $  (2.16)
Diluted income(loss) per share                  $    0.81     $    0.70     $   (0.58)     $   (0.12)    $  (2.16)

Weighted average shares:
         Basic                                      3,064         2,996         2,993          2,971        2,040
         Diluted                                    3,549         3,276         2,993          3,328        2,040

EBITDA (1)                                      $  12,602     $  10,913     $   5,103      $   6,861     $  1,615
EBITDA margin                                        21.7%         20.0%         12.5%          15.4%         4.0%

FINANCIAL POSITION:
Current assets                                  $  18,613     $  18,809     $  20,233      $  18,296     $ 16,031
Working capital                                    11,699         7,586         4,373          6,046          844
Fixed assets, net                                  16,464        15,795        15,826         16,389       15,778
Total assets                                       43,498        44,685        47,751         46,847       44,082
Long-term debt                                     15,813        16,823        17,639         18,850       13,921
Shareholders' equity                               17,746        14,091        11,738         13,338       12,293

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues and operating income by segment for the years ended July 31 are as follows:

                                                            2001              2000             1999
                                                            ----              ----             ----
Revenues:
   Pharmaceutical systems                              $       55,264    $       53,106   $       38,890
   Cardiopulmonary systems                                      2,826             1,501            1,840
                                                       --------------    --------------   --------------
Total revenues                                         $       58,090    $       54,607   $       40,730
                                                       ==============    ==============   ==============

Operating income (loss):
   Pharmaceutical systems                              $       11,652    $       10,064   $        2,125
   Cardiopulmonary systems                                     (2,870)           (2,715)            (838)
                                                       ---------------   ---------------  ---------------
Total operating income                                 $        8,782    $        7,349   $        1,287
                                                       ==============    ==============   ==============

Operating income (loss) %:
   Pharmaceutical systems                                        21.1%             19.0%             5.5%
   Cardiopulmonary systems                                     (101.6%)          (180.9%)          (45.5%)
Total operating income (loss) %                                  15.1%             13.5%             3.2%

2001 compared with 2000

MMT's net income after taxes for the year ended July 31, 2001 was $2,862,000, or $0.81 per share, on revenues of $58.1 million compared to fiscal 2000 net income of $2,299,000, or $0.70 per share, on revenues of $54.6 million, reflecting a 6.4% increase in revenues. Gross margins increased to 41.8% in 2001 compared to 40.3% in 2000, due to higher volumes, a more favorable product mix, and the Company's focus on manufacturing efficiencies. Operating expenses increased by 5.8% from 2000 to 2001, but improved as a percentage of net sales. Operating income and EBITDA were $8.8 and $12.6 million, respectively, in 2001, up from $7.3 and $10.9 million in 2000 due to improved overall operational efficiency.

Within Pharmaceutical Systems, Commercial sales were $33.8 million in 2001, 25.2% higher than 2000 resulting primarily from increasing demand for the EpiPen and the introduction of the EpiPen 2-Pak(TM). Government sales were $21.4 million, 17.8% lower than 2000 as sales to foreign governments decreased due to the timing of orders. Cardiopulmonary Systems sales were $2.8 million in 2001, 88.3% higher than 2000 reflecting higher telemedicine sales.

Operating costs were $15.5 million in 2001, an increase of $856,000 from 2000. In addition to expanding investment in the PRIME marketing infrastructure, the Company incurred expenses related to its initial efforts in developing a specialty pharmaceutical business unit. The Company expensed $2.8 million, $2.9 million and $1.2 million on research and development activities in fiscal 2001, 2000, and 1999, respectively, excluding costs associated with customer-funded projects. The Company expects research and development expenditures in fiscal 2002 to be significantly higher than the fiscal 2001 level, as efforts in this area accelerate.

Non-operating expenses in 2001 were $2.8 million, 20% lower than in 2000. The lower level in 2001 is a result of decreased interest expense, which was realized through a combination of lower debt balances and lower interest rates. During the year, bank debt was reduced by $2.7 million, while the Company held $2.2 million of cash at July 31, 2001. The income tax provision was $3.1 million in 2001, reflecting a 52% effective rate, and $1.5 million in 2000, reflecting a 40% effective rate. The tax provision incorporates estimated benefits from utilization of operating loss carryforwards, offset by permanent book to tax differences and losses from foreign subsidiaries. The Company takes no consolidated tax benefit from the foreign losses, which for the year approximate $2.0 million. U.S. pre-tax income, taxed at the statutory rate after permanent and temporary differences, is higher than the consolidated pre-tax income, which inflates the effective rate. The impact of the foreign loss increases the effective tax rate for fiscal 2001 from 39% to 52%. The increase in the effective rate from the prior year reflects the lower levels of net operating loss carryforwards to offset taxable income.

Line of Business Discussion

The Pharmaceutical Systems segment consists of Commercial Systems and Government Systems. Commercial Systems operations include sales of Meridian's highly recognized EpiPen product, used in the emergency treatment of allergic reactions to insect stings or bites, foods, drugs and other allergens, as well as idiopathic or exercise induced anaphylaxis.

Within the Pharmaceutical Systems segment, Commercial Systems sales were $33.8 million in 2001, 25% higher than in 2000 due to increased revenue from the EpiPen product, and increased R&D services. The level of demand of EpiPen has surpassed any previous period, and is expected to continue growing. In March 2001, the Company launched the EpiPen 2-Pak, a new product packaging, where two EpiPen units and one EpiPen trainer are sold in one package. The initial sales of the 2-Pak were primarily to stock the product with retailers, and it is not clear at this time what long term impact the EpiPen 2-Pak will have on overall unit demand. EpiPen 2-Pak sales accounted for approximately 14% of the total $29.9 million of EpiPen revenues for the year.

Contract Research and Development revenue was $3.1 million in fiscal 2001, 106.7% higher than fiscal 2000. This business unit is expected to generate revenues in fiscal 2002 comparable to 2001.

The Company is moving forward on its establishment of a business unit to market branded specialty pharmaceuticals. The Company anticipates revenue growth from alliances that introduce new products in auto-injectors and other delivery devices. Current new therapies under development or in negotiations include anti-seizure drugs and other CNS agents frequently prescribed by neurologists. This business unit will maintain the sales, marketing and distribution of the future products, rather than selling through a distributor.

Within Government Systems, the Company has a long-standing relationship with the DoD, and also markets its products to foreign governments and state and local governments for domestic preparedness. Government Systems revenues fell 17.8% in 2001 compared to the prior year, to $21.4 million. The decrease reflects the cyclical nature of procurements, which are tied to the needs of U.S. and allied military customers. The Company maintains a core business relationship with the DoD through its industrial base maintenance contract, which was successfully renegotiated in 1999. The DoD exercised the third year option of the contract in fiscal 2001. The contract calls for the retention by the Company of key personnel and facilities to assure expertise for manufacturing auto-injectors containing nerve agent antidotes, the management of the U.S. Army's Shelf Life Extension Program, the pre-stocking of critical components to enhance readiness and mobilization capability, and new product orders. This IBMC contributed 73.7% of the total Government Systems revenue in fiscal 2001, and is expected to generate at least $14 million in revenues in fiscal 2002. For purposes of complying with terms of a contract, the Company discloses that for the year ended July 31, 2001, sales of diazepam auto-injectors to customers other than the U.S. DoD totaled 64,635 units.

The Company maintains a Homeland Defense business unit within Government Systems. Revenues within the Homeland Defense unit were $639,000 in 2001, 87% higher than the previous year. The Company provides nerve agent antidote auto-injector products to federal, state and local agencies, as well as foreign governments, through this unit. These products are utilized to treat the effects of chemical nerve agent exposure. The Company believes that this market will continue to grow in response to the growing threat of terrorism and the increased preparedness focus, at the state and federal level, in response to the recent terrorist attacks in the U.S.

Cardiopulmonary Systems consists of the telemedicine line of business, as well as the Company's PRIME ECG(TM) advanced electrocardiac mapping system. The PRIME ECG(TM) system, which includes propriety software, offers the potential to significantly improve the non-invasive diagnosis and treatment of heart disease. The multi-center clinical study was completed in fiscal 2001, and an application was submitted to the Food and Drug Administration for clearance to market PRIME in the United States on July 31, 2001. The Company expects to receive FDA clearance before the end of fiscal 2002.

Cardiopulmonary Systems product revenues in 2001 were $2.8 million, an increase from 2000 revenues of $1.5 million. The increase was due to increased telemedicine orders to support our customer, Shahal, and its newly announced joint venture with Philips Medical. This joint venture was formed to establish telemedicine monitoring services throughout Europe.

2000 compared with 1999

MMT's net income after taxes for the year ended July 31, 2000 was $2,299,000, or $0.70 per share, on revenues of $54.6 million compared to a fiscal 1999 net loss of $1,740,000, or ($0.58) per share, on revenues of $40.7 million, reflecting a 34% increase in revenues. Gross margins increased to 40% in 2000 compared to 31% in 1999, when revenues and margins were negatively impacted by supplying free units of EpiPen as a result of the 1998 EpiPen recall. Operating expenses increased by 28.4% from 1999 to 2000, but decreased overall as a percentage of net sales. This reflects the cost reduction efforts in place in 1999 versus the investment in research and development and a marketing infrastructure in 2000. Operating income and EBITDA were $7.3 million and $10.9 million, respectively, in 2000, up from $1.3 million and $5.1 million in 1999 due to improved operations and the absence of recall obligations.

Commercial Systems sales were $27.0 million in 2000, 88% higher than 1999 resulting from increasing demand for the EpiPen and the absence of recall obligations. Government Systems sales were $26.1 million, 6.5% higher than 1999 as sales to foreign governments increased. Cardiopulmonary Systems sales were $1.5 million in 2000, 18% lower than 1999 reflecting lower telemedicine sales.

Gross margins were 40% of sales in 2000 compared to 31% in 1999. The increased gross margins from 1999 to 2000 resulted primarily from higher production volume to support increased customer orders, and the recall obligations in 1999. The Company shipped 771,000 free units of EpiPen in fiscal 1999, both for actual units returned and to reimburse the distributor for cash costs. While the direct cost of these free units was fully reserved, the lost revenue from those units depressed gross margins in that year

Operating costs were $14.7 million in 2000, an increase of $3.2 million from 1999. The Company initiated cost reduction programs in 1999 to compensate for the lower margins, while in 2000, it was able to invest in the Company's growth. Research and development and selling, general and administrative expenses both increased as product development efforts increased and a marketing infrastructure was enhanced to support corporate long-term goals.

Non-operating expenses in 2000 were $3.5 million, 17% higher than in 1999. The higher level in 2000 is a result of decreased grant income from Northern Ireland. The income tax provision was $1.5 million in 2000 and $0 in 1999, reflecting a 40% effective rate in 2000. The rate is a result of the Company's utilization of net operating loss carryforwards, offset by permanent book to tax differences as a result of the amortization of intangibles.

Line of Business Discussion

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

Liquidity and Capital Resources

The Company generated $7.0 million of cash from operations in 2001. Positive cash flows from operations consisted primarily of net income, non-cash expenses for depreciation and amortization, and decreases in inventory and accounts receivable, which were partially offset by a decrease in accounts payable and other accrued liabilities. Investing activities used $2.8 million of cash in fiscal 2001 primarily for capital additions and capitalized software costs. Financing activities used $2.2 million primarily for the paydown of debt, offset by proceeds for issuance of common stock for option and warrant exercises.

Working capital at July 31, 2001 was $11.7 million, up from $7.6 million at July 31, 2000. The increase is primarily attributable to higher cash balances, lower accounts payable and other accrued liabilities, and lower note payable to bank. At July 31, 2001, accounts receivable were $6.8 million, representing 40 days-sales-outstanding, and inventories were $6.8 million reflecting a turn-over rate of 4.6 times per year. Borrowings under the working capital lines were $71,000, leaving $6.6 million available credit at July 31, 2001.

Recent Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new standards. The Company will adopt the new standards effective August 1, 2001, and anticipates that all amortization of goodwill (excess of cost over net assets acquired) as a charge to earnings will be eliminated. Amortization expense of $1.1 million relating to excess of cost over net assets acquired was recorded during the year ended July 31, 2001. The impact of this change on fiscal 2001 results would have been $0.30 per diluted weighted average share.

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

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies, as a result of transactions in foreign markets. At July 31, 2001, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company's transactions are denominated would have resulted in an increase in net income of approximately $205,000 for the year ended July 31, 2001. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors' services become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

While the Company is exposed to changes in interest rates as a result of its outstanding debt, the Company does not currently utilize any derivative financial instruments related to its interest rate exposure. Total short-term and long-term debt outstanding at July 31, 2001 was $17.1 million, consisting of $2.6 million in variable rate borrowing and $14.5 million in fixed rate borrowing. At this level of variable rate borrowing, a hypothetical 10% increase in interest rates would have decreased pre-tax earnings by approximately $18,000 for the year ended July 31, 2001. At July 31, 2001, the fair value of the Company's fixed rate debt outstanding was estimated at $15.0 million. A hypothetical 10% change in interest rates would not result in a material change in the fair value of the Company's fixed rate debt.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                          July 31,
                          Assets                                    2001            2000
                          ------                                    ----            ----
Current assets:
  Cash and cash equivalents                                     $    2,167      $       79
  Restricted cash                                                      291             285
  Receivables, less allowances of $68
       and $524, respectively                                        6,834           7,229
  Inventories                                                        6,787           8,061
  Deferred income taxes                                              1,829           1,937
  Other current assets                                                 705           1,218
                                                                ----------      ----------
       Total current assets                                         18,613          18,809
                                                                ----------      ----------

  Property, plant and equipment                                     26,091          23,261
       Less - Accumulated depreciation                               9,627           7,466
                                                                ----------      ----------
       Net property, plant and equipment                            16,464          15,795
                                                                ----------      ----------

  Deferred financing fees                                              490             691
  Capitalized software costs                                         1,331           1,429
  Excess of cost over net assets acquired, net                       5,266           6,402
  Other intangible assets, net                                       1,334           1,559
                                                                ----------      ----------
       Total assets                                             $   43,498      $   44,685
                                                                ==========      ==========

           Liabilities and Shareholders' Equity
           ------------------------------------
Current liabilities:
   Accounts payable and other accrued liabilities               $    5,518      $    8,062
   Note payable to bank                                                 71           1,743
   Customer deposits                                                    75             392
   Current portion of long-term debt                                 1,250           1,026
                                                                ----------      ----------
       Total current liabilities                                     6,914          11,223
                                                                ----------      ----------

   Long-term debt - notes payable, net of discount                  15,813          16,823
   Deferred income taxes                                             1,775           1,765
   Other non-current liabilities                                     1,250             783
   Commitments and contingencies (Note 9)                                -               -
                                                                ----------      ----------
       Total liabilities                                            25,752          30,594
                                                                ----------      ----------

Shareholders' equity:
   Common stock (voting and non-voting)-
     Par value $.10 per share; 18,000,000 shares
      authorized; 3,197,088 and 3,001,962 shares issued                320             300
   Additional capital                                               33,156          32,345
   Accumulated other comprehensive income --cumulative
     translation adjustment                                           (227)           (154)
   Accumulated deficit                                             (15,290)        (18,152)
   Unearned stock option compensation                                    -             (35)
   Treasury stock, 30,176 shares at cost                              (213)           (213)
                                                                -----------     -----------
        Total shareholders' equity                                  17,746          14,091
                                                                ----------      ----------

   Total liabilities and shareholders' equity                   $   43,498      $   44,685
                                                                ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)

                                                                Year Ended July 31,
                                                        2001           2000            1999
                                                        ----           ----            ----
Net sales                                           $     58,090   $      54,607   $      40,730
Cost of sales (exclusive of depreciation shown
   separately below)                                      33,785          32,591          28,020
                                                    ------------   -------------   -------------
Gross profit                                              24,305          22,016          12,710

Selling, general, and administrative expenses              9,184           8,174           6,245
Research and development expenses                          2,751           2,853           1,248
Depreciation and amortization                              3,588           3,640           3,476
Product recall expense                                         -               -             454
                                                    ------------   -------------   -------------
                                                          15,523          14,667          11,423
                                                    ------------   -------------   -------------

Operating income                                           8,782           7,349           1,287

Other (expense) income:
   Interest expense                                       (2,735)         (3,301)         (3,367)
   Other (expense) income                                    (86)           (235)            340
                                                    -------------  --------------  -------------
                                                          (2,821)         (3,536)         (3,027)
                                                    -------------  --------------  --------------

Income (loss) before income taxes                          5,961           3,813          (1,740)

Provision for income taxes                                 3,099           1,514               -
                                                    ------------   -------------   -------------

Net income (loss)                                   $      2,862   $       2,299   $      (1,740)
                                                    ============   =============   =============

Net income (loss) per weighted average share,
   basic                                            $       0.93   $        0.77   $       (0.58)
                                                    ============   =============   =============
Net income (loss) per weighted average share,
   diluted                                          $       0.81   $        0.70   $       (0.58)
                                                    ============   =============   =============

Weighted average shares, basic                             3,064           2,996           2,993
Weighted average shares, diluted                           3,549           3,276           2,993

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                Year Ended July 31,
                                                        2001           2000            1999
                                                        ----           ----            ----
OPERATING ACTIVITIES:
   Net income (loss)                                  $    2,862     $     2,299     $    (1,740)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used for) operating
     activities:
     Depreciation and amortization                         3,588           3,640           3,476
     Amortization of unearned stock compensation              35              35              35
     Amortization of capitalized software costs              317             159               -
     Amortization of notes payable discount and
       deferred financing fees                               371             369             246
     Non-cash charge to modify warrant terms                   -               -              75
     Deferred income taxes                                   118               -            (280)
   Changes in assets and liabilities
       Receivables                                           395           2,328          (2,912)
       Inventories                                         1,457          (1,172)          1,723
       Other current assets                                  513              99            (636)
       Accounts payable and other accrued
       liabilities                                        (2,613)            958            (261)
   Other                                                     (43)           (184)            149
                                                    -------------  --------------  -------------
Net cash provided by (used for) operating
   activities                                              7,000           8,531            (125)

INVESTING ACTIVITIES
    Purchase of fixed assets                              (2,525)         (1,747)         (1,493)
    Increase in restricted cash                               (6)             (7)             (7)
    Capitalized software costs                              (219)              -          (1,043)
                                                    -------------  -------------   --------------
Net cash used for investing activities                    (2,750)         (1,754)         (2,543)

FINANCING ACTIVITIES
    Net (payment) proceeds from line of credit            (1,672)         (5,574)          3,329
    Payment on long-term debt                             (1,026)         (1,440)           (717)
    Payment of financing fees                                  -             (70)            (30)
    Proceeds from issuance of common stock                   536             159              29
                                                    ------------   -------------   -------------
Net cash (used for) provided by financing
   activities                                             (2,162)         (6,925)          2,611
                                                    -------------  --------------  -------------
Net increase (decrease) in cash                            2,088            (148)            (57)
Cash and cash equivalents at beginning of period              79             227             284
                                                    ------------   -------------   -------------
Cash and cash equivalents at end of period            $    2,167     $        79     $       227
                                                      ==========     ===========     ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                              Cumulative
                                                   Common      Additional     Accumulated    Translation    Treasury
                                                    Stock       Capital         Deficit       Adjustment      Stock
                                                 ---------------------------------------------------------------------

Balance at July 31, 1998                          $    299     $   32,083    $   (18,711)    $     (15)    $   (213)
    Issuance of common stock from the exercise
      of stock options and warrants                      -             29              -             -            -
    Modification of warrant terms                        -             75              -             -            -
    Amortization of stock option compensation            -              -              -             -            -
    Foreign currency translation                         -              -              -             1            -
    Net loss                                             -              -         (1,740)            -            -
        Total comprehensive loss
                                                 ---------------------------------------------------------------------
Balance at July 31, 1999                               299         32,187        (20,451)          (14)        (213)
    Issuance of common stock from the exercise
      of stock options and warrants                      1            158              -             -            -
    Amortization of stock option compensation            -              -              -             -            -
    Foreign currency translation                         -              -              -          (140)           -
    Net income                                           -              -          2,299             -            -
        Total comprehensive income
                                                 ---------------------------------------------------------------------

Balance at July 31, 2000                               300         32,345        (18,152)         (154)        (213)
    Issuance of common stock from the exercise
      of stock options and warrants                     20            516              -             -            -
    Tax benefit from exercise of stock options
      and warrants                                       -            295              -             -            -
    Amortization of stock option compensation            -              -              -             -            -
    Foreign currency translation                         -              -              -           (73)           -
    Net income                                           -              -          2,862             -            -

        Total comprehensive income
                                                 ---------------------------------------------------------------------
Balance at July 31, 2001                          $    320     $   33,156    $   (15,290)    $    (227)    $   (213)
                                                 =====================================================================



                                                    Unearned
                                                  Stock Option    Shareholders'
                                                  Compensation       Equity
                                                 -------------------------------

Balance at July 31, 1998                          $    (105)    $   13,338
    Issuance of common stock from the exercise
      of stock options and warrants                       -             29
    Modification of warrant terms                         -             75
    Amortization of stock option compensation            35             35
    Foreign currency translation                          -              1
    Net loss                                              -         (1,740)
                                                               -----------------
        Total comprehensive loss                                    (1,739)
                                                 -------------------------------

Balance at July 31, 1999                                (70)        11,738
    Issuance of common stock from the exercise
      of stock options and warrants                       -            159
    Amortization of stock option compensation            35             35
    Foreign currency translation                          -           (140)
    Net income                                            -          2,299
                                                               -----------------
        Total comprehensive income                                   2,159
                                                 -------------------------------

Balance at July 31, 2000                                (35)        14,091
    Issuance of common stock from the exercise
      of stock options and warrants                       -            536
    Tax benefit from exercise of stock options
      and warrants                                        -            295
    Amortization of stock option compensation            35             35
    Foreign currency translation                          -            (73)
    Net income                                            -          2,862
                                                               -----------------
        Total comprehensive income                                   2,789
                                                 -------------------------------

Balance at July 31, 2001                          $       -     $   17,746
                                                 ===============================


        The accompanying notes are an integral part of these consolidated financial statements.

ITEM 8.     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       MERIDIAN MEDICAL TECHNOLOGIES, INC.


1.    BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Meridian Medical Technologies, Inc. ("Company") is a technology-based health care company that designs, develops and produces a broad range of automatic injectors, prefilled syringes, cardiopulmonary diagnostic and monitoring products, and other innovative health care devices. The Company also supplies customized drug delivery system design, pharmaceutical research and development and FDA cGMP-approved sterile product manufacturing to pharmaceutical and biotechnology companies.

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

INTANGIBLE ASSETS

Intangible assets consist of the following (in thousands):

                                                                       July 31,
                                                             2001                 2000
                                                             ----                 ----

   Excess of cost over net assets acquired                $      11,362       $      11,362
   Patents and licenses                                           2,451               2,418
   Other                                                            794                 794
                                                          -------------       -------------
                                                                 14,607              14,574
   Less: accumulated amortization                                (8,007)             (6,613)
                                                          --------------      --------------
                                                          $       6,600       $       7,961
                                                          =============       =============

Excess of cost over net assets acquired and other intangible assets are amortized over 10 years. Legal costs incurred in connection with patent applications and costs of acquiring patents and licenses are capitalized and amortized on a straight-line basis over the shorter of the patent life (not to exceed seventeen years) or the period of expected benefit.

ACCOUNTING STANDARDS NOT YET ADOPTED

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the new standards. The Company will adopt the new standards effective August 1, 2001, and anticipates that all amortization of goodwill (excess of cost over net assets acquired) as a charge to earnings will be eliminated. Amortization expense of $1.1 million relating to excess of cost over net assets acquired was recorded during the year ended July 31, 2001.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews its long-lived assets to determine whether an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques. No impairment expense was recognized for the years ended July 31, 2001, 2000 or 1999.

REVENUE RECOGNITION

Sales of medical products are recorded when shipments are made to customers. Shipping terms are FOB shipping point. Revenues from the DoD industrial base maintenance contract are recorded ratably throughout the contract term, with the exception of revenue from product sales, which are recorded upon acceptance by the customer, and revenue from the component prestocking program. Under the component prestocking program, the customer purchases raw material inventory from the Company. Upon receipt and inspection of raw materials from suppliers, title passes to the customer, at which point the Company invoices the customer and records revenue. Revenues from research and development arrangements are recognized in the period related work has been substantially completed.

FOREIGN CURRENCY

Assets and liabilities of foreign operations are translated at the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated using a weighted average of exchange rates in effect during the year. Cumulative translation adjustments are shown in the accompanying consolidated balance sheets as a separate component of shareholders' equity. The aggregate exchange gain (loss) included in determining net income was $40,000, $40,000, and ($62,000) for the years ended July 31, 2001, 2000, and 1999, respectively.

RESEARCH AND DEVELOPMENT

Research and development expenses are charged to operations in the period incurred. Customer funded R&D projects generated $3.1 million, $1.5 million, and $1.8 million of revenues for the years ended July 31, 2001, 2000, and 1999, respectively. Costs associated with these projects are reported as costs of goods sold in the same period that revenue is recognized.

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

VALUE OF FINANCIAL INSTRUMENTS

Other than described below, the Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, accounts receivable, accounts payable and other accrued liabilities to approximate the fair value of the respective assets and liabilities at July 31, 2001 and 2000. Management believes the principal balance of its long-term debt, which is $687,000 and $927,000 higher than the carrying value at July 31, 2001 and 2000, respectively, is a better estimate of the fair value of that liability. The debt is carried net of unamortized discount.

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

NET INCOME (LOSS) PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

                                                                           Year Ended July 31,
                                                                     2001         2000          1999
                                                                     ----         ----          ----

      NUMERATOR:
      ----------
Net income (loss)                                                  $ 2,862       $ 2,299      $ (1,740)
                                                                   =======       =======      =========

      DENOMINATOR:
      ------------
Denominator for basic earnings per share - weighted average
shares outstanding                                                   3,064         2,996         2,993
Dilutive effect of stock options and warrants                          485           280             -
                                                                   -------       -------      --------
   Denominator for diluted earnings per share                        3,549         3,276         2,993
                                                                   =======       =======      ========

RECLASSIFICATION

Certain reclassifications have been made to prior year financial statements in order to conform with the current year presentation.


2.    INVENTORIES

Inventories as of July 31, 2001 and 2000 consist of the following (in thousands):

                                                     2001              2000
                                                     ----              ----

   Components and subassemblies                  $      4,750       $      4,673
   Work in process                                      2,378              3,250
   Finished goods                                         497                884
                                                 ------------       ------------
                                                        7,625              8,807
   Less: inventory valuation allowance                   (838)              (746)
                                                 -------------      -------------
                                                 $      6,787       $      8,061
                                                 ============       ============


3.    FIXED ASSETS

Fixed assets as of July 31, 2001 and 2000 consist of the following (in thousands):

                                                     2001              2000
                                                     ----              ----

   Furniture and equipment                       $    18,613       $     15,957
   Leasehold improvements                              5,378              4,852
   Construction in progress                            2,100              2,452
                                                 -----------       ------------
                                                      26,091             23,261
   Less: accumulated depreciation                     (9,627)            (7,466)
                                                 ------------      -------------
                                                 $    16,464       $     15,795
                                                 ===========       ============

Depreciation expense was $2.2 million, $2.2 million, and $2.1 million for the years ended July 31, 2001, 2000 and 1999, respectively.

4.    CAPITALIZED SOFTWARE COSTS

During fiscal 2001, the Company capitalized $219,000 of software development costs related to software enhancements to the PRIME ECG(TM) Electrocardiac Mapping System. The Company had also capitalized $1,588,000 of similar costs during fiscal 1999 and prior. The Company accounts for these development costs in accordance with SFAS 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed." The Company began amortizing the costs that were capitalized in fiscal 1999 and prior during the third quarter of fiscal 2000, the time the product was available for general release to customers. The capitalized costs are amortized on a product by product basis based on the greater of the ratio of current sales to estimated total sales or a straight-line basis over the remaining estimated economic life of the product, not exceeding five years. During the years ended July 31, 2001 and 2000, the Company recognized $317,000 and $159,000 of amortization expense, respectively, which is included in cost of sales. Amortization of costs capitalized during fiscal 2001 will begin when the product enhancements are available for general release. The Company periodically evaluates the capitalized software costs for recoverability against anticipated future revenues, and writes down or writes off a portion of the capitalized costs if recoverability is in question.


5.    DEBT

SENIOR SUBORDINATED NOTES

In April 1998, the Company entered into a note agreement with Nomura Holding America, Inc. for $15 million of senior subordinated notes, at a 12% fixed rate of interest, due April 2005. The Company issued a warrant to Nomura to purchase 204,770 shares of the Company's common stock in conjunction with the transaction. $930,000 of the proceeds was allocated to the value of the warrant; accordingly, the note is carried net of the related unamortized discount. The Company is amortizing the discount over the term of the debt. This resulted in charges against operations of $132,800 in fiscal 2001, 2000 and 1999. Subsequent to this transaction, the Company modified the terms of the warrant issued to Nomura, lowering the per share exercise price from $11.988 to $4.625. The Company recorded additional interest expense of $75,000 in fiscal 1999 relating to the modification of terms.

Among other things, the Company is required to maintain certain financial covenants and is restricted from paying cash dividends.

LINES OF CREDIT

The Company has an agreement with International Nederlanden (U.S.) Capital Corporation ("ING") for an $6.5 million line of credit and a $5 million long-term loan.

The ING line of credit accrues interest at either the greater of the prime rate plus 1.25% (8.00% at July 31, 2001) or the federal funds rate plus 1.75%; or the eurodollar loan rate plus 3.25%. The ING line is secured by certain accounts receivable and inventory. The outstanding borrowing on the Company's ING line of credit was $0 and $1.7 million at July 31, 2001 and 2000, respectively. The Company pays a commitment fee to ING of .5% on the average unused portion of the line of credit. The interest rate on outstanding borrowings was 10.75% at July 31, 2000.

An additional line of credit exists for the Company's operation in Northern Ireland. The line of credit is for GBP 145,000 and is secured by an irrevocable standby Letter of Credit. The line of credit matures annually each December and bears interest on outstanding borrowings at the bank's published rate of 7.25% at July 31, 2001. The outstanding borrowing on this line of credit was $71,000 and $93,000 at July 31, 2001 and 2000, respectively.

LONG-TERM DEBT (ING)

The term loan with ING accrues interest at either the Eurodollar loan rate plus 3.5% or the greater of the prime rate plus 1.5% (8.25% at July 31, 2001) or the federal funds rate plus 2.00%. The loan is repayable in quarterly principal payments of $250,000 until March 2002, at which point payments increase to $500,000 per quarter. The loan matures on March 31, 2003. The outstanding balance was $2,750,000 and $3,750,000 at July 31, 2001 and 2000, respectively.

Warrants were issued to ING in the financing described above. The Company allocated $2,072,900 of the note proceeds to the warrants based on the relative fair value of the warrants and the note at the agreement date. Accordingly, the note is carried at a discount from its maturity value. $811,000 of the remaining unamortized discount ($494,000 after the tax benefit of $317,000) was written off as an extraordinary loss on extinguishment of debt in April 1998. The Company is amortizing the remaining discount over the term of the debt. This resulted in charges against operations of $108,000 in fiscal 2001, 2000 and 1999. Among other things, the Company is required to maintain certain financial covenants and is restricted from paying cash dividends.

Maturities of all long term-debt are as follows (in thousands):

               2002                                 $    1,250
               2003                                      1,500
               2004                                          -
               2005                                     15,000
               2006                                          -
               Thereafter                                    -
                                                    ----------
               Subtotal                                 17,750
               Discounts on term loans                    (687)
                                                    -----------
               Total debt per balance sheet         $   17,063
                                                    ==========

Interest paid for the years ended July 31, 2001, 2000 and 1999 was $2,408,000, $2,958,000 and $2,882,000, respectively.


6.    SHAREHOLDERS' EQUITY

STOCK OPTIONS

The Company has adopted three Stock Option Plans ("the Plans") which reserve 500,000 shares of common stock for granting of options through 2001, 500,000 shares of common stock for granting of awards through 2007, and 500,000 shares of common stock for granting of awards through 2010. While two of the Plans provide for issuance of non-qualified stock options, incentive stock options, stock appreciation rights, incentive shares and restricted stock, the Plan expiring in 2010 provides only for the issuance of non-qualified stock options, incentive stock options and restricted stock. The Company also has assumed stock options granted by predecessor companies.

Options granted to employees, officers and directors pursuant to the Company's stock option plans generally have been exercisable in varying amounts in cumulative annual installments up to ten years from the date of grant. The exercise price on all options granted during years ended July 31, 2001, 2000 and 1999 was equivalent to or greater than the market value of the Company's stock on the date of grant. The Company recognized $35,000 of expense in each of fiscal 2001, 2000, and 1999 as a result of options issued in prior years with exercise prices less than fair market value at the date of grant.

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

For SFAS 123, the fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999: risk-free interest rate of 5.0%, 5.0%, and 6.5%, respectively; no dividends; a volatility factor of the expected market price of the Company's common stock of .55, .55, and .49, respectively; and a weighted-average expected life of the options of approximately seven years. The weighted average fair value of options granted during 2001, 2000 and 1999 was $7.77, $4.36, and $4.89, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For the purpose of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options' vesting periods. The Company's pro forma net income (loss) and net income (loss) per share calculated using the provisions of FAS 123 were as follows (in thousands except per share data):

                                                                       Year Ended July 31,
                                                           2001              2000              1999
                                                           ----              ----              ----

   Net income (loss)                                   $     2,862       $      2,299      $    (1,740)
   Pro forma FAS 123 expense                                  (589)              (394)            (284)
                                                       ------------      -------------     ------------
   Pro forma net income (loss)                         $     2,273       $      1,905      $    (2,024)
                                                       ===========       ============      ============
   Weighted average shares outstanding                       3,064              2,996            2,993
      Pro forma net income (loss) per share            $     0.74        $      0.64       $    (0.68)

The following table summarizes stock option activity and stock options exercisable for the years ended July 31, 2001, 2000 and 1999.

                                               2001     Weighted Average       2000        Weighted Average
                                               ----      Exercise price        ----         Exercise price
                                                         --------------                     --------------

   Number of shares
      Options outstanding at beginning
         of year                            1,009,834       $    6.54          795,435         $    6.81

      Granted during the year                 184,000           13.46          281,326              6.20

      Exercised during the year               (25,913)           7.08           (7,032)             9.13
      Expired or terminated                   (25,973)          12.00          (59,895)             8.02
                                           -----------      ---------       -----------        ---------

      Options outstanding at end of year    1,141,948       $    7.52        1,009,834         $    6.54
                                           ==========       =========       ==========         =========


      Options exercisable at end of year      646,502       $    6.20          519,334         $    6.18
                                           ==========       =========       ==========         =========


                                               1999      Weighted Average
                                               ----       Exercise price
                                                          --------------

   Number of shares
      Options outstanding at beginning
         of year                              645,100        $     6.83

      Granted during the year                 203,685              7.07

      Exercised during the year                (4,067)             7.49
      Expired or terminated                   (49,283)             8.11
                                             ---------       ----------

      Options outstanding at end of year      795,435        $     6.81
                                             ========        ==========


      Options exercisable at end of year      473,800        $     6.04
                                             ========        ==========

The price range of options outstanding is as follows:

                                    2001               2000                 1999
                                    ----               ----                 ----

   Less than $1.00                    148,512             148,512             148,512
   $1.00 to $5.00                      66,950              66,950              56,950
   $5.01 to $9.00                     574,736             586,059             353,960
   $9.01 to $13.00                    172,050             143,613             171,313
   $13.01 to $20.00                   179,700              64,700              64,700
                                -------------      --------------      --------------
                                    1,141,948           1,009,834             795,435
                                =============      ==============      ==============

The average contractual life of the Company's options is approximately 6-10 years.

COMMON STOCK WARRANTS

Outstanding warrants to acquire the Company's common stock as of July 31, 2001 and 2000 are as follows:

                                  2001                2000
                                  ----                ----
   Exercise price:
   Less than $1.00                         -               83,579
   $1.00 -$10.99                     204,770              381,968
   @$11.00                           377,417              512,645
                              --------------      ---------------
                                     582,187              978,192
                              ==============      ===============

Warrants to purchase 286,505 shares of common stock expire during calendar year 2001, warrants to purchase 204,770 shares of common stock expire in 2005, and warrants to purchase 90,912 shares of common stock expire in 2006.

7.    INCOME TAXES

The provision for federal, state, and foreign income taxes consist of the following (in thousands):

                                            Year Ended July 31,
                                    2001            2000           1999
                                    ----            ----           ----

Current:
   Federal                       $     2,686    $     2,357     $     (230)
   State                                 651            447            (50)
   Foreign                                 6            185              -
NOL utilization                         (362)        (1,475)             -
                                 ------------   ------------    ----------
                                       2,981          1,514           (280)

Deferred:
   Federal and state                     118              -            280
   Other                                   -              -              -
                                 -----------    -----------     ----------
                                         118              -            280
                                 -----------    -----------     ----------
                                 $     3,099    $     1,514     $        -
                                 ===========    ===========     ==========

The following is a reconciliation of the provision for income taxes to the provision calculated at the statutory rate (in thousands):

                                                                    Year Ended July 31,
                                                              2001         2000          1999
                                                              ----         ----          ----

Provision for income taxes at federal statutory rate       $   2,027    $    1,296    $     (592)
State taxes, net of federal income tax benefit                   496           261          (122)
Non-deductible costs                                             440           483           474
Changes in valuation allowance                                    76          (920)          172
Foreign taxes                                                     82           321             -
Other                                                            (22)           73            68
                                                           ----------   ----------    ----------
                                                           $   3,099    $    1,514    $        -
                                                           =========    ==========    ==========

The Company paid income taxes of $3,791,200, $126,400, and $761,700 for the years ended July 31, 2001, 2000, and 1999, respectively.

The Company provides deferred income taxes for temporary differences between the book basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax return purposes. Deferred tax assets and liabilities were as follows at July 31, 2001 and 2000 (in thousands):

                                                                           July 31,
                                                                    2001            2000
                                                                    ----            ----

   Foreign net operating loss carryforwards                      $     2,068     $     1,456
   U.S. net operating loss and tax credits carryforward                  425             787
   Inventory valuation                                                   326             244
   Uniform inventory capitalization                                      280             421
   Postretirement benefits                                               325             305
   Vacation expense                                                      153             163
   Other                                                                 320             553
   Valuation allowance                                                (2,068)         (1,992)
                                                                 ------------    ------------

   Deferred tax asset                                            $     1,829     $     1,937
                                                                 ===========     ===========

   Depreciation                                                  $    (1,667)    $    (1,648)
   Patent costs                                                         (108)           (117)
                                                                 ------------    ------------

   Deferred tax liability                                        $    (1,775)    $    (1,765)
                                                                 ============    ============

At July 31, 2001, the Company has net operating losses (NOLs) available for future use to offset U.S. income of approximately $1.1 million. These NOLs begin to expire in 2005. At July 31, 2001, the Company's foreign subsidiaries have NOLs to offset their future income of approximately $6.9 million, which have no expiration date.

Realization of net deferred tax assets at the balance sheet date is dependent upon future earnings. Based on historical net operating losses and uncertain future earnings, a valuation allowance to offset net deferred tax assets related to all foreign NOL's has been recorded at July 31, 2001.

For financial statement reporting purposes, income before income taxes includes the following components:

                                       Year Ended July 31,
                                2001           2000           1999
                                ----           ----           ----
U.S.                         $     8,003    $     5,321     $   (1,116)
Foreign                           (2,042)        (1,508)          (624)
                             ------------   ------------    -----------
                             $     5,961    $     3,813     $   (1,740)
                             ===========    ===========     ===========


8.    EMPLOYEE RETIREMENT PLANS

PENSION AND SAVINGS PLANS

The Company maintains a profit sharing thrift plan covering all full-time employees. Annual contributions under the plan may be made up to 6.6% of the base annual salary of all plan participants not covered by a collective bargaining agreement. Plan benefit allocations are based on the participants' annual compensation. The Company made no contributions in fiscal 2001, 2000, or 1999. As part of this profit sharing thrift plan, eligible employees may elect to contribute up to 12% of their base salary to the plan. The Company matches a portion of the contributions by employees not covered by a collective bargaining agreement. The Company match amounted to $207,700, $156,700, and $153,600 in fiscal years 2001, 2000, and 1999, respectively.

The Company also made payments to a pension plan for its full-time employees in St. Louis, Missouri covered by a collective bargaining agreement. Contributions to this plan resulted in expense of $150,100, $125,600, and $103,400 in fiscal years 2001, 2000, and 1999, respectively.

OTHER POSTRETIREMENT BENEFITS

The Company sponsors a postretirement benefit plan (the "Plan") to provide certain medical and life insurance benefits to retirees, their spouses and dependents. The Plan is contributory for medical benefits based on the retiree's years of service and is noncontributory for life insurance benefits. The Company funds its obligations under the Plan as incurred.

The following table sets forth the Plan's funded status (in thousands):

                                                           2001           2000
                                                           ----           ----

  Benefit obligation at the beginning of the year      $      710     $      991
  Service cost                                                 23             20
  Interest cost                                                57             54
  Actuarial loss/(gain)                                       127           (319)
  Benefits paid                                               (60)           (36)
                                                       -----------    -----------
  Benefit obligation at the end of the year                   857            710

  Unrecognized prior service cost                             (15)           (24)
  Unrecognized net gain                                       527            680
  Unrecognized transition obligation                         (538)          (583)
                                                       -----------    -----------

  Accrued benefit costs                                $      831     $      783
                                                       ==========     ==========

The Company recognized net periodic postretirement expense of $108,000, $98,100 and $111,000 for the years ended July 31, 2001, 2000 and 1999, respectively, as follows (in thousands):

                                                      2001          2000          1999
                                                      ----          ----          ----

  Service cost-benefits attributed to service
    during periods                                $       23     $       20    $       34
  Interest cost on accumulated postretirement
    benefit obligation                                    57             54            71
  Amortization of prior service                            9              9             9
  Amortization of net gain                               (26)           (30)          (48)
  Amortization of transition obligation                   45             45            45
                                                  ----------     ----------    ----------
  Net periodic postretirement benefit cost        $      108     $       98    $      111
                                                  ==========     ==========    ==========

For measurement purposes, an 8.0% annual rate of increase in cost of health care was assumed for fiscal 2001; the rate was assumed to decrease gradually to 5% by 2007 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing assumed health care cost by 1% in each year would increase the accumulated postretirement benefit obligation as of July 31, 2001 by $136,200 and the aggregate of the service and interest cost component of net periodic postretirement benefit cost by $15,000 for the year ended July 31, 2001. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 7.5% for 2001 and 2000, respectively.

9.  COMMITMENTS AND CONTINGENCIES

LEASES

The Company has various commitments under operating leases through 2014 relating to computer hardware and software, its pharmaceutical manufacturing facility and warehouses in St. Louis, Missouri, its facility in the United Kingdom, a facility in Belfast, Northern Ireland, and administrative offices in Columbia, Maryland and St. Louis, Missouri.

Future minimum rentals as of July 31, 2001 under noncancellable leases are as follows (in thousands):

                                              Operating      Sublease
  Year Ending July 31,                          Leases        Revenue
  --------------------                          ------        -------

  2002                                       $    1,221     $      207
  2003                                              926             29
  2004                                              930              2
  2005                                              729              -
  2006                                              521              -
  Thereafter                                      2,721              -
                                             ----------     ----------
                                             $    7,048     $      238
                                             ==========     ==========

The Company incurred net rental expense of $1,401,000, $1,282,500, and $1,066,200 in 2001, 2000 and 1999, respectively. Included within net rental expense is sublease rental income of $386,700, $350,400, and $342,500 in 2001, 2000, and 1999, respectively.

SALE/LEASEBACK OF FORMER HEADQUARTERS BUILDING

In connection with the December 1988 sale of the Company's former headquarters building in Bethesda, Maryland, the Company's obligations under the Leasehold Deed of Trust ("Ground Lease") were assigned to and assumed by the purchaser of the building. The Company remains contingently liable under the Ground Lease. The annual commitment under the Ground Lease aggregated $166,400 in 2001 (adjusted for increases in the Consumer Price Index) and extends until the year 2042.

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

EMPLOYEE CONTRACTS

The Company has an agreement with a key employee which provides for certain benefits should the employee be terminated within the term of the agreement for other than specified reasons. This agreement renews for three-year periods unless timely notice of non-renewal is given. Additionally, all stock options held by the employee become immediately exercisable and any restrictions on transfer of the Company's stock held by the employee shall lapse. The Company also has agreements with certain key employees which provide for certain benefits should the employees be terminated within a two year period subsequent to a change of control (as defined by the agreements) for other than specified reasons. Benefits to be provided under all of the above agreements include continued life, disability, accident and health insurance coverage for a period of two years and a severance payment up to 100-200% of the employee's annual base compensation. The maximum contingent liability under these agreements at July 31, 2001 is $1,707,100.

PURCHASES WITH EXTENDED PAYMENT TERMS

In October 2000, the Company purchased inventory, equipment, and a patent with extended payment terms. Pursuant to the terms of the purchase agreement, payments are made semi-annually through May 2003 in amounts ranging from $100,000 to $200,000. Aggregate payments to be made under this agreement total $800,000. The Company has recorded the inventory, equipment, and patent acquired, as well as, the related liability at net present value assuming an incremental borrowing rate of 9.0%.

10. SEGMENT INFORMATION

The Company operates in two industry segments: pharmaceutical systems and cardiopulmonary systems. Both segments include the design, development, manufacture and sale of medical products and related services, with a major focus on safe and convenient participation by the patient. The cardiopulmonary business unit operates in Northern Ireland with most of its revenue generated overseas. Revenues, operating income, and long-lived asset additions by segment for the years ended July 31, 2001, 2000 and 1999 and total assets at July 31, 2001, 2000 and 1999 are as follows:

                                                 2001          2000          1999
                                                 ----          ----          ----

Revenues:
  Pharmaceutical systems                     $    55,264   $    53,106   $    38,890
  Cardiopulmonary systems                          2,826         1,501         1,840
                                             -----------   -----------   -----------
Total revenues                                    58,090        54,607        40,730

Operating income (loss):
  Pharmaceutical systems                     $    11,652   $    10,064   $     2,125
  Cardiopulmonary systems                         (2,870)       (2,715)         (838)
                                             ------------  ------------  ------------
Total operating income                             8,782         7,349         1,287

Long-lived asset additions
  Pharmaceutical systems                     $     2,797   $     1,747   $       840
  Cardiopulmonary systems                            287             -         1,696
                                             -----------   -----------   -----------
Total long-lived asset additions                   3,084         1,747         2,536

Total assets
  Pharmaceutical systems                     $    38,767   $    40,018   $    42,667
  Cardiopulmonary systems                          4,731         4,667         5,084
                                             -----------   -----------   -----------
Total assets                                      43,498        44,685        47,751

11. SIGNIFICANT CUSTOMERS & FOREIGN OPERATIONS

Financial information relating to major customers and export sales follows (in thousands):

                                                 2001          2000          1999
                                                 ----          ----          ----

Sales to major U.S. customers:
  U.S. Department of Defense                 $    15,793   $    17,904   $    20,698
  Dey L.P.                                        29,861        23,918        11,449
  Other                                            4,617         3,459         4,270
                                             -----------   -----------   -----------
Total                                             50,271        45,281        36,417

Export sales:
  Contract sales to the Governments of
    foreign countries                              4,993         7,825         2,474
  Other                                            2,826         1,501         1,839
                                             -----------   -----------   -----------
Total export sales                                 7,819         9,326         4,313
                                             -----------   -----------   -----------
Total net sales                              $    58,090   $    54,607   $    40,730
                                             ===========   ===========   ===========

The Company extends credit to domestic customers and generally requires a letter of credit for export sales.

At July 31, 2001 and 2000, the Company had 67% and 62%, respectively, of its accounts receivable from two customers, Dey and the U.S. government. Dey's affiliate is a shareholder of the Company.

The Company operates subsidiaries in the U.K which represent 5.1% and 5.9% of the Company's sales for the years ended July 31, 2001 and 2000, respectively, and 9.9% and 9.5% of the Company's total assets at July 31, 2001 and 2000, respectively. Long-lived assets located in the U.K. were 7.8% and 8.0% of the Company's total long-lived assets at July 31, 2001 and 2000, respectively.


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

13. QUARTERLY OPERATING RESULTS (UNAUDITED)

        (in thousands, except per share data)

                                                                                       Quarter Ended
                                                          -------------------------------------------------------------------------

Fiscal Year 2001                                             Oct. 31, 2000     Jan. 31, 2001      Apr. 30, 2001     Jul. 31, 2001
----------------                                             -------------     -------------      -------------     -------------

Net sales                                                     $     12,986       $    14,021       $     14,774       $    16,309
Cost of sales                                                        7,848             8,084              8,649             9,204
                                                              ------------       -----------       ------------       -----------
Gross profit                                                         5,138             5,937              6,125             7,105

Operating expenses                                                   3,621             4,197              4,003             3,702
                                                              ------------       -----------       ------------       -----------

Operating income                                                     1,517             1,740              2,122             3,403
Other expense, net                                                    (702)             (755)              (652)             (712)
                                                              -------------      ------------      -------------      ------------

Income before income taxes                                             815               985              1,470             2,691
Provision for income taxes                                             390               500                706             1,503
                                                              ------------       -----------       ------------       -----------

Net income                                                    $        425       $       485       $        764       $     1,188
                                                              ============       ===========       ============       ===========
Basic net income per share                                    $       0.14       $      0.16       $       0.25       $      0.38
                                                              ============       ===========       ============       ===========
Diluted net income per share                                  $       0.12       $      0.14       $       0.22       $      0.33
                                                              ============       ===========       ============       ===========

Fiscal Year 2000                                             Oct. 31, 1999     Jan. 31, 2000      Apr. 30, 2000     Jul. 31, 2000
----------------                                             -------------     -------------      -------------     -------------

Net sales                                                     $     11,755       $    12,066       $     14,068       $    16,718
Cost of sales                                                        7,067             7,296              8,607             9,621
                                                              ------------       -----------       ------------       -----------
Gross profit                                                         4,688             4,770              5,461             7,097

Operating expenses                                                   3,206             3,609              3,548             4,304
                                                              ------------       -----------       ------------       -----------

Operating income                                                     1,482             1,161              1,913             2,793
Other expense, net                                                    (901)             (822)              (906)             (907)
                                                              -------------      ------------      -------------      ------------

Income before income taxes                                             581               339              1,007             1,886
Provision for income taxes                                             227               132                316               839
                                                              ------------       -----------       ------------       -----------

Net income                                                    $        354       $       207       $        691       $     1,047
                                                              ============       ===========       ============       ===========
Basic net income per share                                    $       0.12       $      0.07       $       0.23       $      0.35
                                                              ============       ===========       ============       ===========
Diluted net income per share                                  $       0.11       $      0.06       $       0.21       $      0.31
                                                              ============       ===========       ============       ===========


REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Meridian Medical Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Meridian Medical Technologies, Inc. and subsidiaries as of July 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended July 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meridian Medical Technologies, Inc. and subsidiaries at July 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                        /s/ Ernst & Young LLP

McLean, VA
September 10, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III


ITEMS 10 THROUGH 13.

Information required by Part III (Items 10 through 13) of this Form 10-K is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended July 31, 2001, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS FORM 8-K

(a)     The following documents are included under Item 8 in this report:

        1.     Financial Statements:

               Consolidated Balance Sheets at July 31, 2001 and 2000.

               Consolidated Statements of Operations for the years ended July
                  31, 2001, 2000, and 1999.

               Consolidated Statements of Shareholders' Equity for the years ended July 31, 2001, 2000, and 1999.

               Consolidated Statements of Cash Flows for the years ended July
                  31, 2001, 2000, and 1999.

               Notes to Consolidated Financial Statements.

               Report of Independent Auditors.

               The above-listed financial statements are included in Item 8 to this Form 10-K.

        2.     Financial Statement Schedule:

               The following financial statement schedule immediately precedes the signatures to this report:

                      Schedule II - Valuation and Qualifying Accounts.

               All other schedules are omitted because they are immaterial, not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

3.      The exhibits listed on the Exhibit Index on pages 48-51 of this Form
               10-K are filed herewith or are incorporated herein by reference.

(b)     Reports on Form 8-K:

               No reports on Form 8-K were filed during the quarter ended July 31, 2001.

                                                                     SCHEDULE II

MERIDIAN MEDICAL TECHNOLOGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS


                                                                                    Additions
                                               Balance at        Additions         Charged to
                                              Beginning of       Charged to         Costs and         Write-off       Balance at End
                                                 Period        other Accounts       Expenses          Deductions         of Period


For the year ended July 31, 2001
--------------------------------
    Allowance for doubtful accounts          $    523,700      $           -      $    134,400      $     590,200      $     67,900
    Inventory reserves                       $    745,500      $           -      $  1,285,900      $   1,193,700      $    837,700
    Restructuring reserves                   $     78,700      $           -      $          -      $      58,200      $     20,500
                                             ============      =============      ============      =============      ============

For the year ended July 31, 2000
--------------------------------
    Allowance for doubtful accounts          $    466,500      $           -      $     57,200      $           -      $    523,700
    Inventory reserves                       $    438,000      $           -      $  1,145,300      $     837,800      $    745,500
    Restructuring reserves                   $    134,300      $           -      $          -      $      55,600      $     78,700
                                             ============      =============      ============      =============      ============

For the year ended July 31, 1999
--------------------------------
    Allowance for doubtful accounts          $    324,800      $           -      $    141,700      $           -      $    466,500
    Inventory reserves                       $    458,900      $           -      $  1,258,600      $   1,279,500      $    438,000
    Restructuring reserves                   $    121,800      $           -      $     80,000      $      67,500      $    134,300
                                             ============      =============      ============      =============      ============

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

Dated:  October 2, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/S/  JAMES H. MILLER                                Chairman of the Board                    October 2, 2001
--------------------                                President and Director
    James H. Miller                                 (Principal Executive Officer)



/S/  DENNIS P. O'BRIEN                              Vice President of Finance                October 2, 2001
----------------------                              (Principal Financial and
    Dennis P. O'Brien                               Accounting Officer)



           *                                        Director                                 October 2, 2001
-------------------------------
    Thomas L. Anderson


           *                                        Director                                 October 2, 2001
-------------------------------
    Bruce M. Dresner


           *                                        Director                                 October 2, 2001
-------------------------------
    Robert G. Foster


           *                                        Director                                 October 2, 2001
-------------------------------
    David L. Lougee



* - By: /S/  JAMES H. MILLER                                                                 October 2, 2001
       ---------------------
           James H. Miller
           ---------------
           Attorney-in-fact
           ----------------

                                  EXHIBIT INDEX


Exhibit No.                  Description of Exhibit
-----------                  ----------------------

3.1            The Company's Bylaws (as amended). Incorporated by reference to
               Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 (File No. 0-5958).

3.2 First Amended and Restated Certificate of Incorporation and certification of the amendment of first amended and restated
               Certificate of Incorporation. Incorporated by reference to
               Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended July 31, 1997 (File No. 0-5958).

4.1 Forms of warrants assumed and issued by the Company in connection with the merger with Brunswick. Incorporated by reference to
               Exhibit 4.1 to the Company's Form 8-K dated December 5, 1996
               (File No. 0-5958).

10.1           Indenture of Lease, dated January 1, 1982, between Survival
               Technology, Inc. and Abraham M. Morrison. Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form
               10-K for the year ended July 31, 1988 (File No. 0-5958).

10.2           Lease Agreement dated August 26, 1991 between Pru Beta 2 and the
               Company. Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended July 31,
               1991 (File No. 0-5958).

10.3           Agreement dated June 23, 1981 between Survival Technology, Inc.
               and American Home Products Corporation. Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended July 31, 1988 (File No. 0-5958).

10.4           License Agreement dated April 20, 1982 between Survival
               Technology, Inc. and American Home Products Corporation.
               Incorporated by reference to Exhibit 10.12.1 to the Company's
               Annual Report on Form 10-K for the year ended July 31, 1988 (File
               No. 0-5958).

10.5           Letter Agreement dated as of January 31, 1990 between Center
               Laboratories, a division of EM Industries, Inc. and the Company.
               Incorporated by reference to Exhibit 10.10.1 to the Company's
               Annual Report on Form 10-K for the year ended July 31, 1990 (File
               No. 0-5958).

10.6           Agreement by and between Survival Technology, Inc. and EM
               Industries, Inc., dated as of October 21, 1996. Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1999 (File No.
               0-5958).

10.7           Contract SP0200-99-D-0007 dated July 30, 1999 between the U.S.
               Government (Defense Personnel Support Center) and the Company.
               Incorporated by reference to Exhibit 10.33 to the Company's
               Annual Report on Form 10-K for the year ended July 31, 1999 (File
               No. 0-5958).

10.8           Supply Agreement dated as of January 1, 2001 between Meridian
               Medical Technologies, Inc. and Dey, L.P. Incorporated by reference to Exhibit 10.41 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 2001 (File No. 0-5958).
               (Portions of this Exhibit have been omitted pursuant to a Confidential Treatment

               Request, which the Company has filed separately with the Securities and Exchange Commission.)

10.9 Credit Agreement, dated as of April 15, 1996, among Brunswick, as the Borrower, Various Lenders and Internationale Nederlanden
               (U.S.) Capital Corporation as the Agent for the Lenders.
               Incorporated by reference to Exhibit 1 to the Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2, 1996 (File
               No. 5-35771).

10.10 First Amendment to Credit Agreement, dated as October 25, 1996, between Brunswick and Internationale Nederlanden (U.S.) Capital
               Corporation. Incorporated by reference to Exhibit 4 to the
               Schedule 13D filed by ING (U.S.) Investment Corporation dated
               December 2, 1996 (File No. 5-35771).

10.11 Second Amendment to Credit Agreement, date September 2, 1997 between Meridian Medical Technologies, Inc. and Internationale
               Nederlanden (U.S.) Capital Corporation. Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended
               July 31, 1997 (File No. 0-5958).

10.12          Fifth Amendment to the Credit Agreement dated October 15, 1998.
               Incorporated by reference to Exhibit 10.32 to the Company's
               Annual Report on Form 10-K for the year ended July 31, 1998 (File
               No. 0-5958).

10.13 Sixth Amendment to the Credit Agreement dated November 6, 1998 between the Company and Internationale Nederlanden (U.S.) Capital
               Corporation. Incorporated by reference to Exhibit 10.35 to the Company's Annual Report on Form 10-K for the year ended July 31,
               1999 (File No. 0-5958).

10.14 Seventh Amendment to the Credit Agreement dated October 29, 1999 between the Company and ING (U.S.) Capital Corporation.
               Incorporated by reference to Exhibit 10.3 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended October 31,
               1999 (File No. 0-5958).

10.15 Assumption Agreement to the Credit Agreement, dated as of November 20, 1996, between Meridian Medical Technologies, Inc.
               and Internationale Nederlanden (U.S.) Capital Corporation.
               Incorporated by reference to Exhibit 6 to the Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2, 1996 (File
               No. 5-35771).

10.16          Warrant Purchase Agreement, dated as of April 15, 1996, between
               Brunswick and Internationale Nederlanden (U.S.) Capital
               Corporation. Incorporated by reference to Exhibit 2 to the
               Schedule 13D filed by ING (U.S.) Investment Corporation dated
               December 2, 1996 (File No. 5-35771).

10.17          First Amendment to Warrant Purchase Agreement, dated as of
               October 25, 1996, between Brunswick and Internationale
               Nederlanden (U.S.) Capital Corporation. Incorporated by reference to Exhibit 5 to the Schedule 13D filed by ING (U.S.) Investment
               Corporation dated December 2, 1996 (File No. 5-35771).

10.18 Assumption Agreement to the Warrant Purchase Agreement, dated as of November 20, 1996, between Meridian Medical Technologies, Inc.
               and Internationale Nederlanden (U.S.) Capital Corporation.
               Incorporated by reference to Exhibit 7 to the Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2, 1996 (File
               No. 5-35771).

10.19          Warrant Certificate for 90,912 Warrants of Meridian Medical
               Technologies, Inc. - Certificate No. 1. Incorporated by reference to Exhibit 10 to the Schedule 13D filed by


               ING (U.S.) Investment Corporation dated December 2, 1996 (File
               No. 5-35771).

10.20          Warrant Certificate for 83,579 Warrants of Meridian Medical
               Technologies, Inc. - Certificate No. 1. Incorporated by reference to Exhibit 11 to the Schedule 13D filed by ING (U.S.) Investment
               Corporation dated December 2, 1996 (File No. 5-35771).

10.21 Warrant Agreement dated as of April 30, 1998. Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended April 30, 1998 (File No. 0-5958).

10.22          Note and Warrant Purchase Agreement dated as of April 30, 1998.
               Incorporated by reference to Exhibit 10.1 of the Company's
               Quarterly Report on Form 10-Q for the quarter ended April 30,
               1998 (File No. 0-5958).

10.23          First Amendment to the Note and Warrant Purchase Agreement dated
               October 15, 1998. Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended July
               31, 1998 (File No. 0-5958).

10.24          $10,000,000 Term Note of Meridian Medical Technologies, Inc.
               dated November 20, 1996. Incorporated by reference to Exhibit 8 to the Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2, 1996 (File No. 5-35771).

10.25          $15,000,000 Revolving Note of Meridian Medical Technologies, Inc.
               dated November 20, 1996. Incorporated by reference to Exhibit 9 to the Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2, 1996 (File No. 5-35771).

10.26 Form of Registration Rights Agreement with former Brunswick stockholders. Incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended
               October 31, 1996. (File No. 0-5958).

10.27 Registration Rights Agreement, dated as of April 15, 1996, between Brunswick and Internationale Nederlanden (U.S.) Capital
               Corporation. Incorporated by reference to Exhibit 3 to the
               Schedule 13D filed by ING (U.S.) Investment Corporation dated
               December 2, 1996 (File No. 5-35771).

10.28          Registration Rights Agreement dated as of April 30, 1998.
               Incorporated by reference to Exhibit 10.2 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended April 30,
               1998 (File No. 0-5958).

10.28          Waiver and Amendment Agreement dated June 14, 1999 between the
               Company and Nomura Holding America Inc. Incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended July 31, 1999 (File No. 0-5958).

10.30          Waiver and Amendment Agreement dated October 29, 1999 between the
               Company and Nomura Holding America Inc. Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended October 31, 1999 (File No. 0-5958).

10.31          Survival Technology, Inc. 1986 Stock Option Plan (as amended).
               Incorporated by reference to Exhibit 4.2 to Registration
               Statement No. 33-46981 on Form S-8.*

10.32          Meridian Medical Technologies, Inc. 2000 Stock Incentive Plan.
               Incorporated by reference to Exhibit 4 to Registration Statement
               No. 333-54780 on Form S-8.*

10.33          Form of Change of Control Agreement between the Company and Dr.
               Gerald L. Wannarka and Mr. Peter A. Garbis dated October 26,
               1998, and between the Company and Mr. Dennis P. O'Brien dated
               March 8, 1999. Incorporated by reference to Exhibit 10.34 to the
               Company's Form 10-K for the year ended July 31, 1999 (File No.
               0-5958).*

10.34          Form of Change of Control Agreement between the Company and Mr.
               Robert J. Kilgore dated April 1, 2000. Incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended July 31, 2000 (File No. 0-5958).*

10.35          Employment agreement with James H. Miller, dated November 20,
               1996. Incorporated by reference to Exhibit 10.12 to the Company's
               Quarterly Report on Form 10-Q for the quarter ended October 31,
               1996 (File No. 0-5958).*

22 A list of the Company's subsidiaries is not provided because they, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as of the end of the year covered by this report.

23.1           Consent of Independent Auditors. Filed herewith.

24             Power of Attorney of the Company's Directors. Filed herewith.


* Management contract, compensatory plan or arrangement.