Form 10-Q
period 2001-10-31
MERIDIAN MEDICAL TECHNOLOGIES INC
filed 2001-11-30
CIK 95676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ________________ to _______________

Commission file number: 0-5958

MERIDIAN MEDICAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-0898764

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10240 Old Columbia Road, Columbia, Maryland	21046

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	410-309-6830

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES [X]          NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 30, 2001

Common Stock, $.10 par value	3,637,133 Shares

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

Page No.

PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

Consolidated Balance Sheets as of October 31, 2001 and July 31, 2001	4

Consolidated Statements of Income for the Three Months Ended October 31, 2001 and 2000	5

Consolidated Statements of Cash Flows for the Three Months Ended October 31, 2001 and 2000	6

Notes to Consolidated Financial Statements	7

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk	12

PART II. OTHER INFORMATION

ITEM 2. Changes in Securities and Use of Proceeds	13

ITEM 6. Exhibits and Reports on Form 8-K	13

SIGNATURES	14

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

INTRODUCTION

Meridian Medical Technologies, Inc. (hereinafter referred to as “Meridian” or “MMT” or the “Company”), a publicly-traded company (NASDAQ: “MTEC”), operates its business in two segments: Pharmaceutical Systems and Cardiopulmonary Systems. The Company is a leading producer of auto-injector drug delivery devices, which are used for the self-administration of injectable drugs. Meridian has developed, and upon receipt of FDA approval, expects to market in the U.S., a proprietary electrocardiac mapping system technology, the PRIME ECG.

Meridian’s auto-injector business is part of its core Pharmaceutical Systems business. The Pharmaceutical Systems business generated $55.3 million in revenue in its fiscal year ended July 31, 2001, accounting for 95% of Meridian’s total revenues. Meridian sells its auto-injector products to both commercial and government markets. The principal source of revenues in the commercial market comes from its EpiPen family of auto-injectors, which are prescribed primarily for severe allergic reactions. Government revenues are principally generated from nerve agent antidotes and other emergency medicine auto-injector products and services marketed to the U.S. Department of Defense (“DoD”) and other federal, state and local agencies, particularly those involved in homeland security, as well as foreign governments.

The Cardiopulmonary Systems segment, which accounted for 5% of Meridian’s revenues in its fiscal year ended July 31, 2001, includes the PRIME ECG and its telemedicine business. The telemedicine business is currently the principal source of revenues in the Cardiopulmonary Systems segment. The Company’s new PRIME ECG product targets a $6 billion annual market and, if successfully introduced, could generate significant revenues and profits over time. The Company’s goal is to establish PRIME ECG as the standard of care in the diagnosis, treatment and monitoring of heart disease. Based upon results from its multi-center clinical trial completed in May 2001, Meridian filed a 510(k) application with the United States Food and Drug Administration (“FDA”) in July 2001 for clearance to market PRIME ECG in the U.S. FDA clearance is anticipated to be received early in calendar 2002, with marketing to commence immediately afterwards. The Company introduced PRIME ECG in certain countries outside the United States in 2000, having received CE mark approval in Europe.

FORWARD LOOKING STATEMENTS

This report and other written and oral statements made by the Company may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to financial performance and other financial and business matters. Forward-looking statements are typically identified by future or conditional verbs or similar expressions regarding events that have yet to occur. These forward-looking statements are based on the Company’s current expectations and are subject to numerous assumptions, risks and uncertainties. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: political, economic and competitive conditions; capital availability or costs; fluctuations in demand for the Company’s products; government procurement timing and policies; technological challenges associated with the development and manufacture of the Company’s products; commercial acceptance of the Company’s products; delays, costs and uncertainties associated with clinical testing and government approvals required to market new drugs and medical devices; availability and quality of raw materials; success and timing of efficiency, cost reduction and quality enhancement programs; regulatory and contract compliance; relationships with significant customers; adequacy of product liability insurance; ability to obtain, timing and success of marketing representatives and strategic alliances; and adequacy of intellectual property protection. Meridian assumes no duty to update forward-looking statements.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

MERIDIAN MEDICAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	October 31,	July 31,
Assets	2001	2001

	(unaudited)
Current assets:
Cash and cash equivalents	$3,633	$2,167
Restricted cash	291	291
Receivables, less allowances of $77 and $68, respectively	7,239	6,834
Inventories	8,409	6,787
Deferred income taxes	1,829	1,829
Other current assets	641	705

Total current assets	22,042	18,613

Property, plant and equipment	26,795	26,091
Less – Accumulated depreciation	(10,328)	(9,627)

Net property, plant and equipment	16,467	16,464

Deferred financing fees	457	490
Capitalized software costs, net	1,256	1,331
Excess of cost over net assets acquired, less amortization of $6,096 and $6,096, respectively	5,266	5,266
Other intangible assets, less amortization of $1,975 and $1,911, respectively	1,270	1,334

Total assets	$46,758	$43,498

Liabilities and Shareholders’ Equity
Current assets:
Accounts payable and other accrued liabilities	$7,615	$5,518
Note payable to bank	76	71
Customer deposits	50	75
Current portion of long-term debt	1,500	1,250

Total current liabilities	9,241	6,914

Long-term debt — notes payable, net of discount	15,374	15,813
Deferred income taxes	1,775	1,775
Other non-current liabilities	1,261	1,250

Total liabilities	27,651	25,752

Shareholders’ equity:
Common stock (voting and non-voting) Par value $.10 per share; 18,000,000 shares authorized; 3,374,439 and 3,197,088 shares issued	337	320
Additional capital	33,296	33,156
Accumulated other comprehensive loss – cumulative translation adjustment	(181)	(227)
Accumulated deficit	(14,132)	(15,290)
Treasury stock, 30,176 shares at cost	(213)	(213)

Total shareholders’ equity	19,107	17,746

Total liabilities and shareholders’ equity	$46,758	$43,498

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

MERIDIAN MEDICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	October 31,

	2001	2000

Net sales	$14,777	$12,986
Cost of sales	8,081	7,848

Gross profit	6,696	5,138

Selling, general, and administrative expenses	2,240	1,967
Research and development expenses	990	783
Depreciation and amortization	754	871

	3,984	3,621

Operating income	2,712	1,517

Other expense:
Interest expense	611	701
Other expense	66	1

	677	702

Income before income taxes	2,035	815

Provision for income taxes	877	390

Net income	$1,158	$425

Net income per share:
Basic	$.36	$.14

Diluted	$.32	$.12

Weighted average shares:
Basic	3,205	3,010
Diluted	3,665	3,616

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

MERIDIAN MEDICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	October 31,

	2001	2000

OPERATING ACTIVITIES:
Net income	$1,158	$425
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	754	871
Amortization of capitalized software costs	80	79
Amortization of notes payable discount and deferred financing fees	94	102
Changes in assets and liabilities
Receivables	(405)	1,190
Inventories	(1,622)	(1,213)
Other current assets	64	445
Accounts payable and other liabilities	2,072	(2,367)
Other	63	(31)

Net cash provided by (used for) operating activities	2,258	(499)

INVESTING ACTIVITIES
Purchase of fixed assets	(704)	(275)
Increase in restricted cash	—	(1)

Net cash used for investing activities	(704)	(276)

FINANCING ACTIVITIES
Net proceeds on lines of credit	5	756
Payment on long-term debt	(250)	(276)
Proceeds from issuance of common stock	157	252

Net cash (used for) provided by financing activities	(88)	732

Net increase (decrease) in cash	1,466	(43)
Cash and cash equivalents at beginning of period	2,167	79

Cash and cash equivalents at end of period	$3,633	$36

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting standards (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of October 31, 2001 and July 31, 2001, the results of its operations for the three-month periods ended October 31, 2001 and 2000, and its cash flows for the three-month periods ended October 31, 2001 and 2000. The results of operations for the three-month period ended October 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2002. Certain prior period amounts have been reclassified to conform to current period presentation. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Meridian Medical Technologies, Inc. 2001 Form 10-K filed with the Securities and Exchange Commission.

2.	The Company considers all investments with a maturity of three months or less on their acquisition date to be cash equivalents. Restricted cash consists of cash pledged as collateral on an outstanding letter of credit supporting the working capital line of credit at the Company’s Belfast subsidiary.

3.	Inventories as of October 31, 2001 and July 31, 2001 consisted of the following (in thousands):

	October 31, 2001	July 31, 2001

Components and subassemblies	$5,157	$4,750
Work in process	3,699	2,378
Finished goods	533	497

	9,389	7,625
Less: inventory valuation allowance	(980)	(838)

	$8,409	$6,787

4.	A reconciliation of net income to comprehensive income is as follows (in thousands):

	Three Months Ended
	October 31,

	2001	2000

Net income	$1,158	$425
Foreign exchange translation adjustment	46	(38)

Comprehensive income	$1,204	$387

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

5.	In accordance with Statement of Financial Accounting Standards No. 86, the Company began amortizing the $1,588,000 of software costs incurred during fiscal 1999 and 1998 relating to its PRIME ECG product during the third quarter of fiscal 2000, as it was available for sale. Amortization, which is being provided on a 5 year, straight-line basis, totaled $80,000 for the three months ended October 31, 2001 and is included in cost of sales. The Company capitalized $219,000 of additional software costs relating to enhancements made to its PRIME ECG during the fourth quarter of fiscal 2001. Amortization of these costs will begin when the enhancements are available for sale.

6.	Segment information is as follows (in thousands, except percentage information):

	Three Months Ended
	October 31,

	2001	2000

Revenues:
Pharmaceutical systems	$14,088	$12,526
Cardiopulmonary systems	689	460

Total revenues	$14,777	$12,986

Operating income (loss):
Pharmaceutical systems	$3,450	$2,376
Cardiopulmonary systems	(738)	(859)

Total operating income	$2,712	$1,517

Operating income (loss) %:
Pharmaceutical systems	24.5%	19.0%
Cardiopulmonary systems	(107.1%)	(186.7%)

Total operating income %	18.4%	11.7%

7.	Effective August 1, 2001, the Company early adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (SFAS No. 142) which resulted in discontinuing the amortization of goodwill. Under the Statement, goodwill will be carried at its book value as of August 1, 2001 and any future impairment of goodwill will be recognized as either a change in accounting principle (with respect to the transitional impairment test conducted within six months of adoption) or as an operating expense in the period of impairment. However, under the terms of the Statement, identifiable intangibles with identifiable lives will continue to be amortized. Amortization expense for the three months ended October 31, 2001 was $64,000, which represented the amortization relating to the identified intangible assets still required to be amortized under SFAS No. 142. For each of the next five years, intangible amortization expense relating to these identified intangibles will be approximately $256,000.

The Company is required to complete its transitional impairment test of its goodwill (excess of cost over net assets) balance by January 31, 2002. As of the date hereof, the Company does not expect any impairment loss as a result of such test. The Company will be required to test the value of its goodwill at least annually.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

As required by SFAS No. 142 the results for the prior year’s quarter have not been restated. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows (in thousands, except per share data):

	Three Months Ended
	October 31,

	2001	2000

Reported net income	$1,158	$425
Add back goodwill amortization, net of tax	—	284

Adjusted net income	$1,158	$709

Basic earnings per share:
As reported	$0.36	$0.14
Goodwill amortization, net of tax	—	0.09

Adjusted basic earnings per share	$0.36	$0.23

Diluted earnings per share:
As reported	$0.32	$0.12
Goodwill amortization, net of tax	—	0.08

Adjusted diluted earnings per share	$0.32	$0.20

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Quarter in Review

MMT’s net income increased 63.3% for the quarter ended October 31, 2001 from the adjusted first quarter of the prior year on revenues of $14.8 million. Net income was $1,158,000 ($0.36 basic and $0.32 diluted earnings per share) as compared to reported net income of $425,000 ($0.14 basic and $0.12 diluted earnings per share) for the first quarter last year. For comparative purposes, an adjustment was calculated to last year’s reported net income for the adoption of SFAS No. 142. The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective August 1, 2001. This allowed the Company to stop amortizing its excess of cost over net assets acquired. The adoption of this standard in the first quarter of fiscal 2002 had the impact of reducing amortization expense by approximately $284,000 (or approximately $0.08 per diluted share). Net income increased more than earnings per share, on a percentage basis, due to higher weighted average diluted shares outstanding at October 31, 2001.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

Revenues of MMT’s two business segments and total gross profit for the three-month periods ended October 31, 2001 and 2000 are as follows:

	Three Months Ended
	October 31,

($ in thousands)	2001	2000

Pharmaceutical Systems:
Commercial Systems	$9,003	$7,850
Government Systems	5,085	4,676

Total Pharmaceutical Systems	14,088	12,526
Cardiopulmonary Systems	689	460

Total Revenues	14,777	12,986

Gross Profit	$6,696	$5,138

Gross Profit %	45.3%	39.6%

EBITDA (1)	$3,480	$2,466

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

Commercial Systems revenue for the quarter ended October 31, 2001 was $9.0 million, $1.2 million higher than in the comparable prior year period. The 14.7% increase in revenue resulted from 7.9% higher sales of EpiPens in the current quarter compared to the same quarter in the prior year, and an 86.0% increase in R&D revenue, which exceeded $1.3 million this quarter. Higher R&D revenue was driven by significant projects with certain key customers. R&D revenue is subject to fluctuations in the number and timing of projects, reflecting its variable nature from period to period.

Government Systems revenues were $5.1 million in the quarter ended October 31, 2001 compared to $4.7 million in the first quarter of fiscal 2001. Homeland Security sales were $475,000 for the three months ended October 31, 2001 versus $99,000 for the three month period ended October 31, 2000. This increase reflects shipments towards recently received orders of nerve agent antidotes by state and local first responders under the Metropolitan Medical Response System, and other non-military agencies. These orders were placed under an effort to enhance civilian defense against potential chemical agent terrorist attacks. Military revenues were $4.6 million for the quarter ended October 31, 2001, comparable to the same period last year. DoD revenues were lower, while foreign government revenues increased on a year over year basis for the quarter reflecting the timing of procurements by the military. Overall the Company expects military based revenues will increase this year as compared to fiscal 2001, based on heightened global military preparedness, and as a result of the Company’s foreign marketing efforts.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

Cardiopulmonary Systems revenues were $689,000 for the three months ended October 31, 2001 compared to $460,000 for the three months ended October 31, 2000. This increase was primarily due to stronger telemedicine sales during the quarter. MMT’s distributor of telemedicine products, SHL Telemedicine Ltd., is party to a joint venture with Philips Medical Systems to market cardiology telemedicine products and services in targeted markets in Europe. The increased telemedicine revenues include orders placed as a result of this initial market expansion. The Company continued to invest in the development of its PRIME ECG sales and marketing infrastructure in Europe during the quarter. A 510(k) application was submitted to the U.S. FDA in fiscal 2001 for clearance to market PRIME in the United States. The FDA review is on-going, and the Company expects to receive clearance in early calendar 2002.

Gross profits increased to 45.3% of revenues during the first quarter of 2002 totaling $6.7 million, compared to 39.6% for the same period of the prior year. The increased gross profit percentage is a result of product mix, with increased revenues from higher margin sales involving Homeland Security, R&D Services, and Foreign, as well as the Company’s successful efforts to control overhead production costs.

Operating costs were $4.0 million for the three months ended October 31, 2001 compared to $3.6 million incurred in the same period of last year. Adjusting the first quarter of last year for the adoption of SFAS No. 142, this represents a $647,000, or 19.4% increase. Selling, general and administrative expenses (SG&A) were 13.9% higher than the same quarter last year, due to the Company’s investment in the marketing infrastructure for PRIME ECG, and expenses relating to the building of a sales and marketing infrastructure for specialty pharmaceuticals. The Company also had increases in R&D expense and depreciation, reflecting new product development efforts and fixed asset additions, respectively.

Interest expense was $611,000 in the first quarter of fiscal 2002 compared to $701,000 for the same quarter last year. This represents a 12.8% decrease due to lower average debt balances and lower interest rates.

The provision for income taxes was $877,000 for the three months ended October 31, 2001, reflecting an estimated effective tax rate of 43.1% for the year. The Company takes no consolidated tax benefit from the foreign losses, which for the first quarter approximated $565,000. U.S. pre-tax income, taxed at the statutory rate, is higher than the consolidated pre-tax income, which inflates the effective rate. The effective rate has decreased as compared to fiscal 2001’s effective rate of 52.0% primarily due to the adoption of SFAS No. 142, which resulted in discontinuing the amortization of goodwill, thereby eliminating a permanent book-to-tax difference, and bringing the effective rate closer to the statutory rate.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

Liquidity and Capital Resources

Total cash as of October 31, 2001 was $3.6 million, an increase of $1.5 million from July 31, 2001. The Company generated $2.3 million in cash from operations in the first three months of fiscal 2002 attributable mostly to net income, non-cash depreciation and amortization, and higher accounts payable and other liabilities, offset by higher accounts receivable and inventories. Investing activities in the first three months of fiscal 2001 used $0.7 million of cash for capital additions. Financing activities used $0.1 million, primarily from net payments on existing debt facilities, offset by the sale of stock through stock option and warrant exercises. The Company presently has a domestic working capital line of credit for $6.5 million, which was fully paid down and available at October 31, 2001. The Company is currently exploring capital opportunities in the area of debt refinancing and equity transactions.

During the quarter ended October 31, 2001, the Company issued 19,432 shares of common stock upon the exercise of certain stock options and warrants, generating proceeds to the Company of $157,132, and 157,999 shares of common stock pursuant to a net issue exercise (cashless exercise) provision upon the exercise of warrants. Subsequent to quarter end, the Company issued 262,694 shares of common stock upon the exercise of warrants, generating proceeds to the Company of $2,889,634. The proceeds from these transactions have been retained for general corporate purposes.

Working capital at October 31, 2001 was $12.8 million, up from $11.7 million at July 31, 2001. The increase was primarily attributable to higher cash ($1.5 million), higher accounts receivable ($0.4 million), and higher inventory ($1.6 million), offset by higher accounts payable and other accrued liabilities ($2.1 million). At October 31, 2001, accounts receivable were $7.2 million, representing 39 days-sales-outstanding, and inventories were $8.4 million representing a turn-over rate of 4.3 times per year.

ITEM 3.     Quantitative and Qualitative Disclosure About Market Risk

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies, as a result of transactions in foreign markets. At October 31, 2001, the result of a uniform 10% strengthening or weakening in the value of the dollar relative to the currencies in which the Company’s transactions are denominated would have resulted in a $57,000 increase or decrease, respectively, in operating income for the three months ended October 31, 2001. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which change the dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

The Company is exposed to changes in interest rates as a result of its outstanding debt. Total short-term and long-term debt outstanding at April 30, 2001 was $17.0 million, consisting of $2.4 million in variable rate borrowing and $14.5 million in fixed rate borrowing. At this level of variable rate borrowing, a hypothetical 10% increase in interest rates would have decreased pre-tax earnings by approximately $3,000 for the three months ended October 31, 2001. At October 31, 2001, the fair value of the Company’s fixed rate debt outstanding was estimated at $15.0 million. A hypothetical 10% change in interest rates would not result in a material change in the fair value of the Company’s fixed rate debt. The Company does not currently utilize any derivative financial instruments related to its interest rate exposure.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

PART II – OTHER INFORMATION

ITEM 2.     Changes in Securities and Use of Proceeds

During the period beginning May 1, 2001 and ending November 20, 2001, the Company issued an aggregate of 508,757 shares of its common stock upon the exercise of warrants. 267,822 of the shares were issued at an exercise price of $11.00, for which the Company received aggregate proceeds of $2,946,042. 82,936 and 157,999 shares were issued to ING (U.S.) Investment Corporation (“ING”) and Nomura Holding America Inc. (“Nomura”), respectively, pursuant to a net issue exercise (cashless exercise) provision included in warrants held by ING and Nomura. These shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6.     Exhibits and Reports on Form 8-K:

(a)	Exhibits

	10.36	Form of Change of Control Agreement between the Company and Dr. Gerald L. Wannarka, Mr. Peter A Garbis, Mr. Dennis P. O’Brien, and Mr. Robert J. Kilgore dated October 9, 2001. Filed herewith.*

* Management contract, compensatory plan or arrangement

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended October 31, 2001.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
Registrant

November 30, 2001 Date	By: /S/ JAMES H. MILLER James H. Miller President and Chief Executive Officer (Principal Executive Officer)

November 30, 2001 Date	By: /S/ DENNIS P. O’BRIEN Dennis P. O’Brien Vice President-Finance and Chief Financial Officer (Principal Financial and Accounting Officer)