Form 10-Q
period 2002-01-31
MERIDIAN MEDICAL TECHNOLOGIES INC
filed 2002-03-08
CIK 95676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2002

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

          YES [X]       NO [    ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of February 28, 2002

Common Stock, $.10 par value	4,393,985 Shares

MERIDIAN MEDICAL TECHNOLOGIES, INC
FORM 10-Q

		Page No.

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements

	Consolidated Balance Sheets as of
	January 31, 2002 and July 31, 2001	4

	Consolidated Statements of Income for
	the Three and Six Months Ended January 31, 2002 and 2001	5

	Consolidated Statements of Cash Flows for
	the Six Months Ended January 31, 2002 and 2001.	6

	Notes to Consolidated Financial Statements	7

ITEM 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	10

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk	13

PART II. OTHER INFORMATION

ITEM 2	Changes in Securities and Use of Proceeds	14

ITEM 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES		15

MERIDIAN MEDICAL TECHNOLOGIES, INC
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

Meridian’s auto-injector business is part of its core Pharmaceutical Systems business. The Pharmaceutical Systems business generated $55.3 million in revenue in the fiscal year ended July 31, 2001, and $38.3 million for the six months ended January 31, 2002, accounting for 95% and 96%, respectively, of Meridian’s total revenues for those periods. Meridian sells its auto-injector products to both commercial and government markets. The principal source of revenues in the commercial market comes from its EpiPen family of auto-injectors, which are prescribed primarily for severe allergic reactions. Government revenues are principally generated from nerve agent antidotes and other emergency medicine auto-injector products and services marketed to the U.S. Department of Defense (“DoD”) and other federal, state and local agencies, particularly those involved in homeland security, as well as foreign governments.

The Cardiopulmonary Systems segment, which accounted for 5% and 4% of Meridian’s revenues in its fiscal year ended July 31, 2001 and the six months ended January 31, 2002, respectively, includes the PRIME ECG and its telemedicine business. The telemedicine business is currently the principal source of revenues in the Cardiopulmonary Systems segment. If successfully introduced, the Company’s new PRIME ECG product could generate significant revenues and profits over time, as it targets a significant worldwide market. The Company’s goal is to establish PRIME ECG as the standard of care in the diagnosis, treatment and monitoring of heart disease. Based upon results from its multi-center clinical trial completed in May 2001, Meridian filed a 510(k) application with the United States Food and Drug Administration (“FDA”) in July 2001 for clearance to market PRIME ECG in the U.S. FDA clearance is anticipated to be received early in calendar 2002, with marketing to commence immediately afterwards. The Company introduced PRIME ECG in certain countries outside the United States in 2000, having received CE mark approval in Europe.

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

MERIDIAN MEDICAL TECHNOLOGIES, INC
FORM 10-Q

PART I.   FINANCIAL INFORMATION
ITEM 1.   Financial Statements

MERIDIAN MEDICAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	January 31,	July 31,
	2002	2001

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,345	$2,167
Restricted cash	—	291
Receivables, less allowances of $222 and $68, respectively	9,489	6,834
Inventories	9,076	6,787
Deferred income taxes	1,829	1,829
Other current assets	798	705

Total current assets	26,537	18,613

Property, plant and equipment	27,379	26,091
Less – Accumulated depreciation	(11,006)	(9,627)

Net property, plant and equipment	16,373	16,464

Deferred financing fees	443	490
Capitalized software costs, net	1,170	1,331
Excess of cost over net assets acquired, less amortization of $6,096 and $6,096, respectively	5,266	5,266
Other intangible assets, less amortization of $2,039 and $1,911, respectively	1,206	1,334

Total assets	$50,995	$43,498

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$12,147	$5,518
Note payable to bank	—	71
Customer deposits	56	75
Current portion of long-term debt	—	1,250

Total current liabilities	12,203	6,914

Long-term debt — notes payable, net of discount	—	15,813
Deferred income taxes	1,775	1,775
Other non-current liabilities	1,185	1,250

Total liabilities	15,163	25,752

Shareholders’ equity:
Common stock (voting and non-voting) Par value $.10 per share; 18,000,000 shares authorized; 4,392,425 and 3,197,088 shares issued	439	320
Additional capital	46,657	33,156
Accumulated other comprehensive loss – cumulative translation adjustment	(226)	(227)
Accumulated deficit	(10,825)	(15,290)
Treasury stock, 30,176 shares at cost	(213)	(213)

Total shareholders’ equity	35,832	17,746

Total liabilities and shareholders’ equity	$50,995	$43,498

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN MEDICAL TECHNOLOGIES, INC
FORM 10-Q

MERIDIAN MEDICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2002	2001	2002	2001

Net sales	$24,958	$14,022	$39,735	$27,007
Cost of sales	12,279	8,085	20,360	15,932

Gross profit	12,679	5,937	19,375	11,075

Selling, general, and administrative expenses	3,272	2,601	5,512	4,568
Research and development expenses	974	719	1,964	1,502
Depreciation and amortization	761	877	1,515	1,748

	5,007	4,197	8,991	7,818

Operating income	7,672	1,740	10,384	3,257

Other expense:
Interest expense	374	732	985	1,433
Other expense	17	23	83	24

	391	755	1,068	1,457

Income before income taxes and extraordinary loss	7,281	985	9,316	1,800

Provision for income taxes	3,329	500	4,206	890

Income before extraordinary loss	3,952	485	5,110	910

Extraordinary loss on debt extinguishment (net of an income tax benefit of $413)	645	—	645	—

Net income	$3,307	$485	$4,465	$910

Earnings per common share:
Income before extraordinary loss	$.97	$.16	$1.41	$.30
Extraordinary loss	.16	—	.18	—

Net income per common share	$.81	$.16	$1.23	$.30

Earnings per common share assuming dilution:
Income before extraordinary loss	$.86	$.14	$1.23	$.26
Extraordinary loss	.14	—	.15	—

Net income per common share assuming dilution	$.72	$.14	$1.08	$.26

Weighted average shares:
Basic	4,062	3,037	3,634	3,023
Diluted	4,619	3,520	4,142	3,568

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN MEDICAL TECHNOLOGIES, INC
FORM 10-Q

MERIDIAN MEDICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended
	January 31,
	2002	2001

OPERATING ACTIVITIES:
Net income	$4,465	$910
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	1,515	1,748
Amortization of capitalized software costs	161	157
Amortization of notes payable discount and deferred financing fees	139	204
Extraordinary loss	1,058	—
Changes in assets and liabilities
Receivables	(2,655)	(327)
Inventories	(2,289)	(646)
Other current assets	(93)	299
Accounts payable and other liabilities	6,167	(3,141)
Other	(92)	42

Net cash provided by (used for) operating activities	8,376	(754)

INVESTING ACTIVITIES
Purchase of fixed assets	(1,288)	(646)
Decrease (increase) in restricted cash	291	(3)

Net cash used for investing activities	(997)	(649)

FINANCING ACTIVITIES
Net (payments) proceeds on lines of credit	(71)	1,651
Payment on long-term debt	(17,750)	(526)
Proceeds from issuance of common stock	13,620	303

Net cash (used for) provided by financing activities	(4,201)	1,428

Net increase in cash	3,178	25
Cash and cash equivalents at beginning of period	2,167	79

Cash and cash equivalents at end of period	$5,345	$104

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN MEDICAL TECHNOLOGIES, INC
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting standards (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of January 31, 2002 and July 31, 2001, the results of its operations for the three-month and six-month periods ended January 31, 2002 and 2001, and its cash flows for the six-month periods ended January 31, 2002 and 2001. The results of operations for the three-month and six-month periods ended January 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2002. Certain prior period amounts have been reclassified to conform to current period presentation. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Meridian Medical Technologies, Inc. 2001 Form 10-K filed with the Securities and Exchange Commission.

2.	The Company considers all investments with a maturity of three months or less on their acquisition date to be cash equivalents. Restricted cash consisted of cash pledged as collateral on an outstanding letter of credit, which supported the working capital line of credit at the Company’s Belfast subsidiary. The Company terminated the Belfast line of credit during the quarter, making the previously restricted cash available for general corporate use.

3.	Inventories as of January 31, 2002 and July 31, 2001 consisted of the following (in thousands):

	January 31, 2002	July 31, 2001

Components and subassemblies	$5,517	$4,750
Work in process	3,433	2,378
Finished goods	1,062	497

	10,012	7,625
Less: inventory valuation allowance	(936)	(838)

	$9,076	$6,787

4.	A reconciliation of net income to comprehensive income is as follows (in thousands):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2002	2001	2002	2001

Net income	$3,307	$485	$4,465	$910
Foreign exchange translation adjustment	(45)	7	1	(31)

Comprehensive income	$3,262	$492	$4,466	$879

MERIDIAN MEDICAL TECHNOLOGIES, INC
FORM 10-Q

5.	In accordance with Statement of Financial Accounting Standards No. 86, the Company began amortizing the $1,588,000 of software costs incurred during fiscal 1999 and 1998 relating to its PRIME ECG product during the third quarter of fiscal 2000, as it was available for sale. Amortization, which is being provided on a 5 year, straight-line basis, totaled $81,000 and $161,000 for the three and six months ended January 31, 2002, respectively, and is included in cost of sales. The Company capitalized $219,000 of additional software costs relating to enhancements made to its PRIME ECG during the fourth quarter of fiscal 2001. Amortization of these costs will begin when the enhancements are available for sale.

6.	Segment information is as follows (in thousands, except percentage information):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2002	2001	2002	2001

Revenues:
Pharmaceutical systems	$24,223	$13,476	$38,311	$26,001
Cardiopulmonary systems	735	546	1,424	1,006

Total revenues	$24,958	$14,022	$39,735	$27,007

Operating income (loss):
Pharmaceutical systems	$8,796	$2,619	$12,246	$4,995
Cardiopulmonary systems	(1,124)	(879)	(1,862)	(1,738)

Total operating income	$7,672	$1,740	$10,384	$3,257

Operating income (loss) %:
Pharmaceutical systems	36.3%	19.4%	32.0%	19.2%
Cardiopulmonary systems	(152.9%)	(161.0%)	(130.8%)	(172.8%)

Total operating income %	30.7%	12.4%	26.1%	12.1%

7.	Effective August 1, 2001, the Company early adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (SFAS No. 142) which resulted in discontinuing the amortization of goodwill. Under the Statement, goodwill will be carried at its book value as of August 1, 2001 and any future impairment of goodwill will be recognized as either a change in accounting principle (with respect to the transitional impairment test conducted within six months of adoption) or as an operating expense in the period of impairment. However, under the terms of the Statement, identifiable intangibles with identifiable lives will continue to be amortized. Amortization expense for the three and six months ended January 31, 2002 was $64,000 and $128,000, respectively, which represented the amortization relating to the identified intangible assets still required to be amortized under SFAS No. 142. For each of the next five years, intangible amortization expense relating to these identified intangibles is expected be approximately $256,000.

The Company completed its transitional impairment test of its goodwill (excess of cost over net assets) balance as of January 31, 2002. The first step of the impairment test identifies potential impairment and compares the fair value of the reporting unit with its carrying amount, including goodwill. The Company has two reporting units, Pharmaceutical Systems and Cardiopulmonary Systems. As of January 31, 2002, the Pharmaceutical Systems unit has $4,725,000 of net goodwill, while the Cardiopulmonary Systems unit has $541,000 of net goodwill. There were no changes in the goodwill balances during the year. The results of the impairment test indicated that there was no impairment and therefore the Company does not need to perform the second step of the impairment test, which would have required the Company to measure the amount of the impairment loss, if any. The Company is required to test the value of its goodwill at least annually.

MERIDIAN MEDICAL TECHNOLOGIES, INC
FORM 10-Q

As required by SFAS No. 142 the results for periods prior to adoption have not been restated. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2002	2001	2002	2001

Reported income before extraordinary loss	$3,952	$485	$5,110	$910
Add back goodwill amortization, net of tax	—	284	—	568

Adjusted income before extraordinary loss	$3,952	$769	$5,110	$1,478

Reported net income	$3,307	$485	$4,465	$910
Add back goodwill amortization, net of tax	—	284	—	568

Adjusted net income	$3,307	$769	$4,465	$1,478

Basic earnings per share:
As reported net income per share	$0.81	$0.16	$1.23	$0.30
Goodwill amortization, net of tax	—	0.09	—	0.19

Adjusted basic earnings per share	$0.81	$0.25	$1.23	$0.49

Earnings per share assuming dilution:
As reported net income per share assuming dilution	$0.72	$0.14	$1.08	$0.26
Goodwill amortization, net of tax	—	0.08	—	0.15

Adjusted diluted earnings per share	$0.72	$0.22	$1.08	$0.41

8.	On December 5, 2001, the Company completed a private placement of 727,000 shares of its voting common stock, $0.10 par value per share. The transaction generated net proceeds of $10.3 million. In conjunction with this transaction, the Company issued to the lead placement agent a warrant to purchase 36,350 shares of voting common stock at a price of $18.60 per share. Additionally during the quarter, 290,985 shares of common stock were issued upon the exercise of warrants and options issued previously, generating net proceeds of $3.1 million.

9.	During the quarter ended January 31, 2002, the Company repaid in full its $2.75 million senior term loan with International Nederlanden (U.S.) Capital Corporation and its $15 million senior subordinated note with Nomura Holding America, Inc. (“Nomura”), primarily using proceeds from stock issuances and cash generated from operations. The Company also cancelled its $6.5 million revolving line of credit with ING and its GBP 145,000 line of credit for the Northern Ireland operations, which enabled the Company to release previously restricted cash. The Company recorded an extraordinary loss on debt extinguishment of $645,000, net of $413,000 of related tax benefit. This loss consisted of unamortized debt discount and unamortized deferred financing fees relating to the ING and Nomura credit facilities.

On January 31, 2002, the Company obtained a $20 million senior revolving credit loan and acquisition line from Fleet National Bank (“Fleet”). The Fleet line expires on November 30, 2004. The Company deferred $443,000 of financing fees relating to the new credit facility, which will be amortized over the life of the loan. These fees were not paid as of January 31, 2002 and have therefore been treated as a non-cash financing transaction. The Company has no outstanding debt at January 31, 2002.

MERIDIAN MEDICAL TECHNOLOGIES, INC
FORM 10-Q

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Quarter in Review

MMT’s net income increased 330.0% for the quarter ended January 31, 2002 from the adjusted second quarter of the prior year on revenues of $25.0 million. Excluding the extraordinary loss from debt extinguishment, net income for the quarter increased 413.9% from the adjusted quarter last year. Net income was $3.3 million ($0.81 basic and $0.72 diluted earnings per share) as compared to an adjusted net income of $769,000 ($0.25 basic and $0.22 diluted earnings per share) for the second quarter last year. Excluding the extraordinary loss, net income for the quarter was $4.0 million ($0.97 basic and $0.86 diluted earnings per share). For comparative purposes, last year’s reported net income was adjusted to reflect the pro forma impact of SFAS No. 142, “Goodwill and Other Intangible Assets,” which the Company adopted effective August 1, 2001. This allowed the Company to stop amortizing its excess of cost over net assets acquired. The adoption of this standard in the first quarter of fiscal 2002 had the impact of reducing quarterly amortization expense by approximately $284,000 (or approximately $0.08 per diluted share).

On a year to date basis, net income for the six months ended January 31, 2002 was $4.5 million ($1.23 basic and $1.08 diluted earnings per share) on revenues of $39.7 million. Excluding the extraordinary loss, net income was $5.1 million ($1.41 basic and $1.23 diluted earnings per share). This compares to adjusted net income of $1.5 million ($0.49 basic and $0.41 diluted earnings per share) on revenues of $27.0 million for the six months ended January 31, 2001.

Revenues of MMT’s two business segments and total gross profit for the three and six -month periods ended January 31, 2002 and 2001 are as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
($ in thousands)	2002	2001	2002	2001

Pharmaceutical Systems:
Commercial Systems	$10,113	$6,168	$19,116	$14,018
Government Systems	14,110	7,308	19,195	11,983

Total Pharmaceutical Systems	24,223	13,476	38,311	26,001
Cardiopulmonary Systems	735	546	1,424	1,006

Total Revenues	24,958	14,022	39,735	27,007

Gross Profit	$12,679	$5,937	$19,375	$11,075

Gross Profit %	50.8%	42.3%	48.8%	41.0%

EBITDA (1)	$8,497	$2,673	$11,977	$5,138

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

Commercial Systems revenue for the quarter ended January 31, 2002 was $10.1 million, $3.9 million higher than in the comparable prior year period. The 64.0% increase in revenue resulted from 84.5% higher sales of EpiPens in the current quarter compared to the same quarter in the prior year, offset slightly by a 13.0% decrease in pharmaceutical manufacturing and R&D services revenue. The increase in EpiPen was due to a number of factors including demand growth, an increase in the retail inventory requirements, and the discontinuation of a competitive product. R&D revenue is subject to fluctuations in the number and timing of projects, reflecting its variable nature from period to period.

MERIDIAN MEDICAL TECHNOLOGIES, INC
FORM 10-Q

Year to date, Commercial Systems revenue was $19.1 million, $5.1 million higher than the first six months of last year, reflecting a 39.0% increase in EpiPen sales and a 20.7% increase in pharmaceutical manufacturing and R&D services revenue.

Government Systems revenues were $14.1 million in the quarter ended January 31, 2002 compared to $7.3 million in the second quarter of fiscal 2001. Homeland Security sales were $5.4 million for the three months ended January 31, 2002 versus $388,000 for the three month period ended January 31, 2001. This dramatic increase reflects shipments of nerve agent antidotes and other military auto-injector products to state and local first responders under the Metropolitan Medical Response System (“MMRS”), and to other non-military agencies, such as the Department of Health and Human Services (“HHS”). These products are intended to enhance civilian defense against potential chemical agent terrorist attacks. As the increased level of Homeland Security sales are a direct result of the terrorist attacks of September 11, 2001, the Company does not believe that this rate of demand growth will be sustained in future periods. Military revenues were $8.7 million for the quarter ended January 31, 2002, an increase of 25.6% from the same period last year. DoD revenues were 62.9% higher than the same quarter last year, reflecting the heightened domestic military readiness, while foreign government revenues decreased 13.4% for the quarter due to the timing of procurements by the foreign military customers.

On a year to date basis, Government Systems revenues were $19.2 million for the six months ended January 31, 2002, compared to $12.0 million for the same period last year. The year to date increase reflects changes described in the second quarter above. Overall the Company expects military based revenues will increase this year as compared to fiscal 2001, based on heightened global military preparedness, and as a result of the Company’s foreign marketing efforts.

The Company announced during the quarter that the U.S. Army received approval from the Food and Drug Administration (FDA) for the Army’s New Drug Application (NDA) for its Antidote Treatment Nerve Agent Auto-injector (ATNAA). The ATNAA utilizes Meridian’s patented multichambered auto-injector technology and delivers two antidotes in a single injection while maintaining separation of the two drugs in both the injector and at the injection site. The development of the multichambered auto-injector and the subsequent FDA approval were the result of an ongoing collaboration between Meridian and the United States Army Medical Research & Materiel Command (USAMRMC) based at Fort Detrick in Frederick, Maryland. The Company expects that the ATNAA will take the place of its Mark-I auto-injector in sales to the military. Full-scale, automated production will be dependent upon satisfactory validation of machinery designed for this purpose.

Cardiopulmonary Systems revenues were $735,000 for the three months ended January 31, 2002 compared to $546,000 for the three months ended January 31, 2001. Year to date revenues increased to $1.4 million this year from $1.0 million last year. This increase was primarily due to stronger telemedicine sales during the quarter. MMT’s distributor of telemedicine products, SHL Telemedicine Ltd. (“SHL”), is party to a joint venture with Philips Medical Systems to market cardiology telemedicine products and services in targeted markets in Europe. The increased telemedicine revenues include orders placed as a result of this continued market expansion. Additionally, on February 8, 2002, SHL announced that it had signed an agreement to acquire Raytel Medical Corporation (Nasdaq:RTEL), a U.S. provider of remote cardiac monitoring and testing. SHL has advised Meridian that SHL plans to use this acquisition as an entry into the U.S. market. Meridian expects that if successful, this acquisition could result in increased demand for its telemedicine products.

The Company continued to invest in the development of its PRIME ECG sales and marketing infrastructure in Europe during the quarter. In addition, preparation is continuing domestically for the U.S. launch of PRIME ECG with on-going marketing efforts to support sales, education and promotional activities with physician tested message statements. A strategy is also being formulated for product cost-justification and reimbursement. A 510(k) application was submitted to the U.S. FDA in fiscal 2001 for clearance to market PRIME in the United States. The FDA review is on-going, and the Company expects to receive clearance in early calendar 2002.

MERIDIAN MEDICAL TECHNOLOGIES, INC
FORM 10-Q

Gross profits increased to 50.8% of revenues during the second quarter of 2002 totaling $12.7 million, and 48.8% year to date. This compares to 42.3% for the second quarter of the prior year, and 41.0% prior year to date. The increased gross profit percentage is a result of significantly higher production volume, increasing production efficiencies, as well as a favorable product mix, with increased revenues from higher margin sales involving Commercial and Homeland Security product lines. For reasons discussed above, the Company may not sustain this gross profit margin in future periods.

Operating costs were $5.0 million for the three months ended January 31, 2002 compared to $4.2 million incurred in the same period of last year. Adjusting the second quarter of last year for the adoption of SFAS No. 142, this represents a $1.1 million, or 28.0% increase. Selling, general and administrative expenses (SG&A) were 25.8% higher than the same quarter last year, due to the Company’s investment in the marketing infrastructure for PRIME ECG, expenses relating to market research and product analysis for specialty pharmaceuticals, and incentives earned for the early achievement of Company goals. The Company also had increases in R&D expense, reflecting new product development efforts to support the Company’s specialty pharmaceutical growth strategy. Year to date operating expenses were $9.0 million, compared to an adjusted prior year expense of $7.3 million. As a percent of revenues, the current quarter and year to date operating expenses decreased from those of the prior year, adjusted for SFAS No. 142.

Interest expense was $374,000 in the second quarter of fiscal 2002 compared to $732,000 for the same quarter last year. This large decrease reflects the payoff of all of the Company’s debt during the current quarter. Year to date interest expense of $1.0 million is lower than the $1.4 million of the prior year, due to lower interest rates, lower average outstanding loan balances, and the payoff of all of the Company’s debt during the second quarter of fiscal 2002.

The provision for income taxes was $3.3 million for the three months ended January 31, 2002, and $4.2 million year to date, reflecting effective tax rates of 45.7% and 45.1%, respectively. The Company takes no consolidated tax benefit from the foreign losses, which approximated $537,000 and $1.1 million for the second quarter and year to date, respectively. U.S. pre-tax income, taxed at the statutory rate, is higher than the consolidated pre-tax income, which inflates the effective rate. The effective rate has decreased as compared to fiscal 2001’s effective rate of 52.0% primarily due to the adoption of SFAS No. 142, which resulted in discontinuing the amortization of goodwill, thereby eliminating a permanent book-to-tax difference, and bringing the effective rate closer to the statutory rate.

MERIDIAN MEDICAL TECHNOLOGIES, INC
FORM 10-Q

Liquidity and Capital Resources

Total cash as of January 31, 2002 was $5.3 million, an increase of $3.2 million from July 31, 2001. The Company generated $8.4 million in cash from operations in the first six months of fiscal 2002 attributable mostly to net income, non-cash depreciation and amortization, and higher accounts payable and other liabilities, offset by higher accounts receivable and inventories. Investing activities in the first six months of fiscal 2002 used $1.0 million of cash for capital additions, offset by the release of restricted cash. Financing activities used $4.2 million, primarily from the payoff of all of the Company’s credit facilities, offset by the sale of stock through a private placement, and stock option and warrant exercises. The Company presently has no outstanding debt, and has obtained a $20 million senior revolving credit loan and acquisition line from Fleet National Bank.

During the quarter ended January 31, 2002, the Company issued 727,000 shares of common stock upon the completion of a private placement transaction, generating net proceeds to the Company of $10.3 million. The Company also issued 290,985 shares of common stock upon the exercise of certain stock options and warrants, generating proceeds to the Company of $3.1 million. The proceeds from these transactions were used to repay the Company’s outstanding debt in full.

Working capital at January 31, 2002 was $14.3 million, up from $11.7 million at July 31, 2001. The increase was primarily attributable to higher cash ($3.2 million), higher accounts receivable ($2.7 million), higher inventory ($2.3 million), and lower current portion of long-term debt ($1.3 million), offset by higher accounts payable and other accrued liabilities ($6.6 million). At January 31, 2002, accounts receivable were $9.5 million, representing 38 days-sales-outstanding, and inventories were $9.1 million representing a turn-over rate of 5.1 times per year.

ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies, as a result of transactions in foreign markets. At January 31, 2002, the result of a uniform 10% strengthening or weakening in the value of the dollar relative to the currencies in which the Company’s transactions are denominated would have resulted in a $110,000 increase or decrease, respectively, in operating income for the six months ended January 31, 2002. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which change the dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

MERIDIAN MEDICAL TECHNOLOGIES, INC
FORM 10-Q

PART II — OTHER INFORMATION

ITEM 2.   Changes in Securities and Use of Proceeds

During the quarter ended January 31, 2002, the Company issued 727,000 shares of common stock upon the completion of a private placement transaction, generating gross proceeds to the Company of $11.3 million, and net proceeds of $10.3 million. Additionally, the Company issued to the lead placement agent a warrant to purchase 36,350 shares of common stock at an exercise price of $18.60 per share. These 763,350 shares were registered for resale on a Form S-3 filed December 18, 2001. The shares were issued pursuant to an exemption by reason of Section 4(2) under the Securities Act of 1933, as amended (the “Securities Act”) and Regulation D thereunder.

During the quarter ended January 31, 2002, the Company issued an aggregate of 267,822 shares of common stock upon the exercise of warrants at an exercise price of $11.00 per share. The Company received aggregate proceeds of $2.9 million from the warrant exercises. The shares were issued pursuant to an exemption by reason of Section 4(2) under the Securities Act. Additionally during the quarter, 23,163 shares of common stock were issued upon the exercise of stock options, generating proceeds of $241,000. The proceeds from the warrant and option exercises and the private placement were used to repay the Company’s outstanding debt in full.

ITEM 4.   Submission of Matters to a Vote of Security Holders

The Company held its annual meeting of stockholders on December 6, 2001 (the “Annual Meeting”). A total of 2,439,262 shares of common stock were represented at the Annual Meeting in person or by proxy. The stockholders voted to reelect Bruce M. Dresner and David L. Lougee as directors with 2,437,853 and 2,437,752 votes cast for each nominee, respectively, and 1,409 and 1,510 votes withheld, respectively. James H. Miller, Robert G. Foster and Thomas L. Anderson remained in office as continuing directors following the meeting. The stockholders also voted to ratify the selection by the Board of Directors of Ernst & Young LLP as independent auditors of the Company for the fiscal year with 2,424,537 votes cast for ratification, 13,200 votes against, and 1,525 abstentions or broker-nonvotes.

ITEM 6.   Exhibits and Reports on Form 8-K:

(a)	Exhibits

10.37	Loan and Security Agreement between the Company and Fleet National Bank dated January 30, 2002. Filed herewith.

10.38	Independent Consultant Agreement between the Company and Thomas L. Anderson dated December 6, 2001. Filed herewith.*

*Management contract, compensatory plan or arrangement.

(b)	Reports on Form 8-K

On December 13, 2001, the Company filed a Form 8-K reporting the December 5, 2001 completion of the Company’s private placement of common stock.

MERIDIAN MEDICAL TECHNOLOGIES, INC
FORM 10-Q

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN MEDICAL TECHNOLOGIES, INC. Registrant

March 8, 2002 Date	By: /s/ JAMES H. MILLER James H. Miller President and Chief Executive Officer (Principal Executive Officer)

March 8, 2002 Date	By: /s/ DENNIS P. O’BRIEN Dennis P. O’Brien Vice President—Finance and Chief Financial Officer (Principal Financial and Accounting Officer)