Form 10-Q
period 2002-04-30
MERIDIAN MEDICAL TECHNOLOGIES INC
filed 2002-06-04
CIK 95676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

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

     YES [X]          NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of June 4, 2002

Common Stock, $.10 par value	4,534,045 Shares

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

Page No.

PART I. FINANCIAL INFORMATION
ITEM 1. Consolidated Financial Statements
Consolidated Balance Sheets as of April 30, 2002 and July 31, 2001	4

Consolidated Statements of Income for the Three and Nine Months Ended April 30, 2002 and 2001	5

Consolidated Statements of Cash Flows for the Nine Months Ended April 30, 2002 and 2001	6

Notes to Consolidated Financial Statements	7

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk	14

PART II. OTHER INFORMATION
ITEM 6. Exhibits and Reports on Form 8-K	14

SIGNATURES	15

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

INTRODUCTION

Meridian Medical Technologies, Inc. (hereinafter referred to as “Meridian” or “MMT” or the “Company”), a publicly-traded company (NASDAQ: “MTEC”), operates its business in two segments: Pharmaceutical Systems and Cardiopulmonary Systems. The Company is a leading producer of auto-injector drug delivery devices, which are used for the self-administration of injectable drugs. Meridian has developed and recently received FDA approval for a proprietary electrocardiac mapping system technology, the PRIME ECG. The Company feels that this product is a major breakthrough in cardiac care because it offers significant potential to save lives and reduce health care costs. The U.S marketing effort for the PRIME ECG began immediately after FDA clearance was received.

Meridian’s auto-injector business is part of its core Pharmaceutical Systems business. The Pharmaceutical Systems business generated $55.3 million in revenue in the fiscal year ended July 31, 2001, and $58.6 million for the nine months ended April 30, 2002, accounting for 95% of Meridian’s total revenues for those periods. Meridian sells its auto-injector products to both commercial and government markets. The principal source of revenues in the commercial market comes from its EpiPen family of auto-injectors, which are prescribed primarily for severe allergic reactions. Government revenues are principally generated from nerve agent antidotes and other emergency medicine auto-injector products and services marketed to the U.S. Department of Defense (“DoD”) and other federal, state and local agencies, particularly those involved in homeland security, as well as foreign governments. The Company plans on expanding its Pharmaceutical Systems business through the acquisition of targeted specialty pharmaceutical products and utilization of its drug-delivery expertise.

The Cardiopulmonary Systems segment, which accounted for 5% of Meridian’s revenues in its fiscal year ended July 31, 2001 and the nine months ended April 30, 2002, includes the PRIME ECG and its telemedicine business. The telemedicine business is currently the principal source of revenues in the Cardiopulmonary Systems segment. In March 2002, the Company received clearance from the FDA to market its new PRIME ECG product in the United States. This approval is the culmination of years of development and investment in this product, which the Company feels could generate significant revenues and profits over time, as it targets a significant worldwide market. The Company’s goal is to establish PRIME ECG as the standard of care in the diagnosis, treatment and monitoring of heart disease. The Company introduced PRIME ECG in certain countries outside the United States in 2000, having received the CE mark approval in Europe.

FORWARD LOOKING STATEMENTS

This report and other written and oral statements made by the Company may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to financial performance and other financial and business matters. Forward-looking statements are typically identified by future or conditional verbs or similar expressions regarding events that have yet to occur. These forward-looking statements are based on the Company’s current expectations and are subject to numerous assumptions, risks and uncertainties. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: political, economic and competitive conditions; capital availability or costs; fluctuations in demand for the Company’s products; government procurement timing and policies; technological challenges associated with the development and manufacture of the Company’s products; commercial acceptance of the Company’s products; delays, costs and uncertainties associated with clinical testing and government approvals required to market new drugs and medical devices; availability and quality of raw materials; success and timing of efficiency, cost reduction and quality enhancement programs; regulatory and contract compliance; relationships with significant customers; adequacy of product liability insurance; ability to obtain, timing and success of marketing representatives and strategic alliances; ability to establish and maintain a sales and marketing infrastructure in support of U.S. PRIME ECG and specialty pharmaceutical products; uncertainties relating to healthcare reform measures and third party reimbursement, and adequacy of intellectual property protection. Meridian assumes no duty to update forward-looking statements.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

MERIDIAN MEDICAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	April 30,	July 31,
Assets	2002	2001

	(unaudited)
Current assets:
Cash and cash equivalents	$10,130	$2,167
Restricted cash	—	291
Receivables, less allowances of $239 and $68, respectively	9,755	6,834
Inventories	8,903	6,787
Deferred income taxes	1,829	1,829
Other current assets	1,001	705

Total current assets	31,618	18,613

Property, plant and equipment	27,911	26,091
Less — Accumulated depreciation	(11,785)	(9,627)

Net property, plant and equipment	16,126	16,464

Deferred financing fees	465	490
Capitalized software costs, net	1,090	1,331
Excess of cost over net assets acquired, less amortization of $6,096	5,266	5,266
Other intangible assets, less amortization of $2,103 and $1,911, respectively	1,166	1,334

Total assets	$55,731	$43,498

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$11,456	$5,518
Note payable to bank	—	71
Customer deposits	99	75
Current portion of long-term debt	—	1,250

Total current liabilities	11,555	6,914

Long-term debt — notes payable, net of discount	—	15,813
Deferred income taxes	1,775	1,775
Other non-current liabilities	1,169	1,250

Total liabilities	14,499	25,752

Shareholders’ equity:
Common stock (voting and non-voting) Par value $.10 per share; 18,000,000 shares authorized; 4,514,060 and 3,197,088 shares issued	451	320
Additional capital	49,191	33,156
Accumulated other comprehensive loss — cumulative translation adjustment	(49)	(227)
Accumulated deficit	(8,148)	(15,290)
Treasury stock, 30,176 shares at cost	(213)	(213)

Total shareholders’ equity	41,232	17,746

Total liabilities and shareholders’ equity	$55,731	$43,498

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

MERIDIAN MEDICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2002	2001	2002	2001

Net sales	$22,270	$14,774	$62,005	$41,781
Cost of sales	12,118	8,649	32,478	24,581

Gross profit	10,152	6,125	29,527	17,200

Selling, general, and administrative expenses	3,242	2,353	8,754	6,921
Research and development expenses	1,335	757	3,299	2,259
Depreciation and amortization	843	893	2,358	2,641

	5,420	4,003	14,411	11,821

Operating income	4,732	2,122	15,116	5,379
Other expense:
Interest expense	39	650	1,024	2,083
Other expense	20	2	103	26

	59	652	1,127	2,109

Income before income taxes and extraordinary loss	4,673	1,470	13,989	3,270
Provision for income taxes	1,996	706	6,202	1,596

Income before extraordinary loss	2,677	764	7,787	1,674
Extraordinary loss on debt extinguishment (net of an income tax benefit of $413)	—	—	645	—

Net income	$2,677	$764	$7,142	$1,674

Earnings per common share:
Income before extraordinary loss	$.60	$.25	$2.00	$.55
Extraordinary loss	—	—	.17	—

Net income per common share	$.60	$.25	$1.83	$.55

Earnings per common share assuming dilution:
Income before extraordinary loss	$.53	$.22	$1.75	$.48
Extraordinary loss	—	—	.14	—

Net income per common share assuming dilution	$.53	$.22	$1.61	$.48

Weighted average shares:
Basic	4,430	3,063	3,893	3,036
Diluted	5,073	3,459	4,447	3,462

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

MERIDIAN MEDICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended
	April 30,
	2002	2001

OPERATING ACTIVITIES:
Net income	$7,142	$1,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,358	2,641
Amortization of capitalized software costs	246	237
Amortization of notes payable discount and deferred financing fees	139	279
Tax benefit related to exercise of non-qualified stock options	1,432	—
Extraordinary loss	1,058	—
Changes in assets and liabilities
Receivables	(2,921)	3,509
Inventories	(2,116)	(847)
Other current assets	(296)	454
Accounts payable and other liabilities	5,962	(1,810)
Other	40	42

Net cash provided by operating activities	13,044	6,179

INVESTING ACTIVITIES
Purchase of fixed assets	(1,820)	(2,044)
Decrease (increase) in restricted cash	291	(4)

Net cash used for investing activities	(1,529)	(2,048)

FINANCING ACTIVITIES
Net payment on lines of credit	(71)	(1,514)
Payment of deferred financing fees	(465)	—
Payment on long-term debt	(17,750)	(776)
Proceeds from issuance of common stock	14,734	473

Net cash used for financing activities	(3,552)	(1,817)

Net increase in cash	7,963	2,314
Cash and cash equivalents at beginning of period	2,167	79

Cash and cash equivalents at end of period	$10,130	$2,393

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting standards (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of April 30, 2002 and July 31, 2001, the results of its operations for the three-month and nine-month periods ended April 30, 2002 and 2001, and its cash flows for the nine-month periods ended April 30, 2002 and 2001. The results of operations for the three-month and nine-month periods ended April 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2002. Certain prior period amounts have been reclassified to conform to current period presentation. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Meridian Medical Technologies, Inc. 2001 Form 10-K filed with the Securities and Exchange Commission.

2.	The Company considers all investments with a maturity of three months or less on their acquisition date to be cash equivalents. Restricted cash consisted of cash pledged as collateral on an outstanding letter of credit, which supported the working capital line of credit at the Company’s Belfast subsidiary. The Company terminated the Belfast line of credit during the second quarter of fiscal 2002, making the previously restricted cash available for general corporate use.

3.	Inventories as of April 30, 2002 and July 31, 2001 consisted of the following (in thousands):

	April 30, 2002	July 31, 2001

Components and subassemblies	$6,257	$4,750
Work in process	2,608	2,378
Finished goods	934	497

	9,799	7,625
Less: inventory valuation allowance	(896)	(838)

	$8,903	$6,787

4.	A reconciliation of net income to comprehensive income is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2002	2001	2002	2001

Net income	$2,677	$764	$7,142	$1,674
Foreign exchange translation adjustment	177	(27)	178	(58)

Comprehensive income	$2,854	$737	$7,320	$1,616

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

5.	In accordance with Statement of Financial Accounting Standards No. 86, the Company began amortizing the $1,588,000 of software costs incurred during fiscal 1999 and 1998 relating to its PRIME ECG product during the third quarter of fiscal 2000, as it was available for sale. The Company capitalized $219,000 of additional software costs relating to enhancements made to its PRIME ECG during the fourth quarter of fiscal 2001. Amortization of these costs began in the current quarter, when the product received FDA approval and the enhancements became available for sale. Amortization, which is being provided on a 5 year, straight-line basis, totaled $87,000 and $246,000 for the three and nine months ended April 30, 2002, respectively, and is included in cost of sales.

6.	Segment information is as follows (in thousands, except percentage information):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2002	2001	2002	2001

Revenues:
Pharmaceutical systems	$20,333	$13,986	$58,644	$39,987
Cardiopulmonary systems	1,937	788	3,361	1,794

Total revenues	$22,270	$14,774	$62,005	$41,781

Operating income (loss):
Pharmaceutical systems	$5,830	$2,965	$18,076	$7,960
Cardiopulmonary systems	(1,098)	(843)	(2,960)	(2,581)

Total operating income	$4,732	$2,122	$15,116	$5,379

Operating income (loss)%:
Pharmaceutical systems	28.7%	21.2%	30.8%	19.9%
Cardiopulmonary systems	(56.7%)	(107.0%)	(88.1%)	(143.9%)

Total operating income %	21.2%	14.4%	24.4%	12.9%

7.	Effective August 1, 2001, the Company early adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (SFAS No. 142) which resulted in discontinuing the amortization of goodwill. Under the Statement, goodwill will be carried at its book value as of August 1, 2001 and any future impairment of goodwill will be recognized as an operating expense in the period of impairment. However, under the terms of the Statement, identifiable intangibles with identifiable lives will continue to be amortized. Amortization expense for the three and nine months ended April 30, 2002 was $64,000 and $192,000, respectively, which represented the amortization relating to the identified intangible assets still required to be amortized under SFAS No. 142. For each of the next five years, intangible amortization expense relating to these identified intangibles is expected be approximately $256,000.

The Company has two reporting units, Pharmaceutical Systems and Cardiopulmonary Systems. As of April 30, 2002, the Pharmaceutical Systems unit has $4.7 million of net goodwill, while the Cardiopulmonary unit has $541,000 of net goodwill. There were no changes in the goodwill balance during the year. The Company completed its transitional impairment test of its goodwill balance (excess of cost over net assets) as of January 31, 2002. The results of the impairment test indicated that there was no impairment. The Company is required to test the value of its goodwill at least annually.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

As required by SFAS No. 142, the results for periods prior to adoption have not been restated. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2002	2001	2002	2001

Reported income before extraordinary loss	$2,677	$764	$7,787	$1,674
Add back goodwill amortization, net of tax	—	284	—	852

Adjusted income before extraordinary loss	$2,677	$1,048	$7,787	$2,526

Reported net income	$2,677	$764	$7,142	$1,674
Add back goodwill amortization, net of tax	—	284	—	852

Adjusted net income	$2,677	$1,048	$7,142	$2,526

Basic earnings per share:
As reported net income per share	$0.60	$0.25	$1.83	$0.55
Goodwill amortization, net of tax	—	0.09	—	0.28

Adjusted basic earnings per share	$0.60	$0.34	$1.83	$0.83

Earnings per share assuming dilution:
As reported net income per share assuming dilution	$0.53	$0.22	$1.61	$0.48
Goodwill amortization, net of tax	—	0.08	—	0.25

Adjusted diluted earnings per share	$0.53	$0.30	$1.61	$0.73

8.	On December 5, 2001, the Company completed a private placement of 727,000 shares of its voting common stock, $0.10 par value per share. The transaction generated net proceeds of $10.3 million. In conjunction with this transaction, the Company issued to the lead placement agent a warrant to purchase 36,350 shares of voting common stock at a price of $18.60 per share. During the quarter ended April 30, 2002, 121,636 shares of common stock were issued upon the exercise of stock options previously issued, generating net proceeds of $1.1 million. Year to date, 589,972 shares of common stock were issued upon the exercise of warrants and options issued previously, generating net proceeds of $4.4 million.

9.	During the quarter ended January 31, 2002, the Company repaid in full its $2.75 million senior term loan with International Nederlanden (U.S.) Capital Corporation and its $15 million senior subordinated note with Nomura Holding America, Inc. (“Nomura”), primarily using proceeds from stock issuances and cash generated from operations. The Company also cancelled its $6.5 million revolving line of credit with ING and its GBP 145,000 line of credit for the Northern Ireland operations, which enabled the Company to release previously restricted cash. The Company recorded an extraordinary loss on debt extinguishment of $645,000, net of $413,000 of related tax benefit. This loss consisted of unamortized debt discount and unamortized deferred financing fees relating to the ING and Nomura credit facilities.

On January 31, 2002, the Company obtained a $20 million senior revolving credit loan and acquisition line from Fleet National Bank (“Fleet”). The Fleet line expires on November 30, 2004. The Company deferred $465,000 of financing fees relating to the new credit facility, which will be amortized over the life of the loan. The Company has no outstanding debt at April 30, 2002.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

10.	In April 2002, the FASB issued SFAS No. 145 “Recission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145) which, in most circumstances, will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. The Company will adopt the new standard effective August 1, 2002, and anticipates that, upon adoption, the extraordinary loss recorded as a result of the Company’s early extinguishment of debt will be reclassified to loss from continuing operations.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Quarter in Review

MMT’s net income increased 155.4% for the quarter ended April 30, 2002 from the adjusted second quarter of the prior year on revenues of $22.3 million. Net income was $2.7 million ($0.60 basic and $0.53 diluted earnings per share) as compared to an adjusted net income of $1.0 million ($0.34 basic and $0.30 diluted earnings per share) for the third quarter last year. For comparative purposes, last year’s reported net income was adjusted to reflect the pro forma impact of SFAS No. 142, “Goodwill and Other Intangible Assets,” which the Company adopted effective August 1, 2001. This allowed the Company to stop amortizing its excess of cost over net assets acquired. The adoption of this standard in the first quarter of fiscal 2002 had the impact of reducing quarterly amortization expense by approximately $284,000 (or approximately $0.08 per diluted share). See Note 7 of the Notes to Consolidated Financial Statements, incorporated herein by reference, for additional information on the adoption of SFAS No. 142.

On a year to date basis, net income for the nine months ended April 30, 2002 was $7.1 million ($1.83 basic and $1.61 diluted earnings per share) on revenues of $62.0 million. Excluding the extraordinary loss, net income was $7.8 million ($2.00 basic and $1.75 diluted earnings per share). This compares to adjusted net income of $2.5 million ($0.83 basic and $0.73 diluted earnings per share) on revenues of $41.8 million for the nine months ended April 30, 2001.

Revenues of MMT’s two business segments and total gross profit for the three and nine-month periods ended April 30, 2002 and 2001 are as follows:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
($ in thousands)	2002	2001	2002	2001

Pharmaceutical Systems:
Commercial Systems	$10,535	$10,305	$29,651	$24,323
Government Systems	9,798	3,681	28,993	15,664

Total Pharmaceutical Systems	20,333	13,986	58,644	39,987
Cardiopulmonary Systems	1,937	788	3,361	1,794

Total Revenues	22,270	14,774	62,005	41,781

Gross Profit	$10,152	$6,125	$29,527	$17,200

Gross Profit %	45.6%	41.5%	47.6%	41.2%
EBITDA (1)	$5,642	$3,093	$17,617	$8,231

(1)  EBITDA represents operating income plus or minus other income (expense) and plus depreciation and amortization. EBITDA is not a measure of performance under generally accepted accounting principles, but is presented to provide additional information related to operating results. EBITDA should not be considered in isolation or as a substitute for other measures of financial performance or liquidity under generally accepted accounting principles. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

Commercial Systems revenue for the quarter ended April 30, 2002 was $10.5 million, a slight increase from the $10.3 million in the comparable prior year period. Demand for the Company’s EpiPen product remains strong, and the pharmaceutical manufacturing and R&D service business has maintained its volume. The third quarter of the prior year included the introduction of the EpiPen 2-Pak, which generated $3.4 million in revenues. These initial revenues reflected sales which were primarily to stock the product with retailers. Excluding these revenues from prior year, the current quarter Commercial Systems sales increased more than 20%.

Year to date, Commercial Systems revenue was $29.7 million, $5.3 million higher than the first nine months of last year, reflecting a 23.4% increase in EpiPen sales and a 9.2% increase in pharmaceutical manufacturing and R&D services revenue.

Government Systems revenues were $9.8 million in the quarter ended April 30, 2002 compared to $3.7 million in the third quarter of fiscal 2001, an increase of 166.2%. Military revenues (DoD and foreign government) were $8.6 million for the quarter ended April 30, 2002, an increase of 137.1% from the same period last year. DoD revenues were 115.5% higher than the same quarter last year, reflecting the heightened military readiness, while foreign government revenues increased 295.4% for the quarter due to the timing of procurements by foreign military customers. Homeland Security sales were $1.2 million for the three months ended April 30, 2002 versus $55,000 for the three month period ended April 30, 2001, and are projected to approach $8 million for the year. This dramatic increase reflects shipments of nerve agent antidotes and other military auto-injector products to state and local first responders under the Metropolitan Medical Response System (“MMRS”), and to other non-military agencies, such as the Department of Health and Human Services (“HHS”), as a response to the terrorist attacks of September 11, 2001.

On a year to date basis, Government Systems revenues were $29.0 million for the nine months ended April 30, 2002, compared to $15.7 million for the same period last year. The year to date increase reflects increases in Homeland Security sales as described above, as well as increases in DoD revenues due to the heightened domestic military readiness, and foreign government revenues due to the timing of procurements. Overall the Company expects revenue from this unit will approximate $37 million for the full fiscal year, based on heightened global military preparedness, increased attention to Homeland Security, and as a result of the Company’s foreign marketing efforts.

Cardiopulmonary Systems revenues were $1.9 million for the three months ended April 30, 2002 compared to $788,000 for the three months ended April 30, 2001. Year to date revenues increased to $3.4 million this year from $1.8 million last year. These increases were primarily due to stronger telemedicine sales during this quarter and the previous quarter. MMT’s distributor of telemedicine products, SHL Telemedicine Ltd. (“SHL”), is party to a joint venture with Philips Medical Systems to market cardiology telemedicine products and services in targeted markets in Europe. The increased telemedicine revenues include orders placed as a result of this continued market expansion. Additionally, on February 8, 2002, SHL announced that it had signed an agreement to acquire Raytel Medical Corporation (Nasdaq:RTEL), a U.S. provider of remote cardiac monitoring and testing. SHL has advised Meridian that SHL plans to use this acquisition as an entry into the U.S. market. Meridian expects that if successful, this acquisition could result in increased demand for its telemedicine products.

In March 2002, the Company obtained approval from the FDA to market its PRIME ECG product in the U.S. The Company then prepared for the U.S. launch of PRIME ECG by investing in a sales and marketing infrastructure to support the product. The Company plans to maintain on-going marketing efforts to support sales, education and promotional activities. A strategy has also been formulated for product cost-justification and reimbursement. Additionally, the Company announced the hiring of Mr. Carl J. Rebert as President, Cardiopulmonary Systems. Mr. Rebert will have overall responsibility for the segment.

Gross profits increased to 45.6% of revenues during the third quarter of 2002 totaling $10.2 million, and 47.6% year to date. This compares to 41.5% for the third quarter of the prior year, and 41.2% prior year to date. The increased gross profit percentage is a result of significantly higher production volume, production efficiencies, and increased revenues from higher margin sales involving Commercial, Foreign and Homeland Security product lines. For reasons discussed above, the Company may not sustain this gross profit margin in future periods.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

Operating costs were $5.4 million for the three months ended April 30, 2002 compared to $4.0 million incurred in the same period of last year. Adjusting the third quarter of last year for the adoption of SFAS No. 142, this represents a $1.7 million, or 45.7% increase. Selling, general and administrative expenses (SG&A) were 37.8% higher than the same quarter last year, due to the Company’s investment in the marketing infrastructure for PRIME ECG, and expenses relating to market research and product analysis for specialty pharmaceuticals. The Company also had increases in R&D expense, reflecting new product development efforts to support the Company’s specialty pharmaceutical growth strategy. Year to date operating expenses were $14.4 million, compared to an adjusted prior year expense of $11.0 million. As a percent of revenues, the current quarter and year to date operating expenses decreased from those of the prior year, adjusted for the adoption of SFAS No. 142.

Interest expense was $39,000 in the third quarter of fiscal 2002 compared to $650,000 for the same quarter last year. This large decrease reflects the payoff of all of the Company’s debt during the second quarter. Year to date interest expense of $1.0 million is lower than the $2.1 million of the prior year, due to lower interest rates, lower average outstanding loan balances, and the payoff of all of the Company’s debt during the second quarter of fiscal 2002.

The provision for income taxes was $2.0 million for the three months ended April 30, 2002, and $6.2 million year to date, reflecting effective tax rates of 42.7% and 44.3%, respectively. The Company takes no consolidated tax benefit from foreign losses, which approximated $133,000 and $1.2 million for the third quarter and year to date, respectively. U.S. pre-tax income, taxed at the statutory rate, is higher than the consolidated pre-tax income, which inflates the effective rate. The effective rate has decreased as compared to fiscal 2001’s effective rate of 52.0% primarily due to the adoption of SFAS No. 142, which resulted in discontinuing the amortization of goodwill, thereby eliminating a permanent book-to-tax difference, and bringing the effective rate closer to the statutory rate.

Liquidity and Capital Resources

Total cash as of April 30, 2002 was $10.1 million, an increase of $8.0 million from July 31, 2001. The Company generated $13.0 million in cash from operations in the first nine months of fiscal 2002 attributable mostly to net income, non-cash depreciation and amortization, and higher accounts payable and other liabilities, offset by higher accounts receivable and inventories. Investing activities in the first nine months of fiscal 2002 used $1.5 million of cash for capital additions, offset by the release of restricted cash. Financing activities used $3.6 million, primarily from the payoff of all of the Company’s credit facilities, offset by the sale of stock through a private placement, and stock option and warrant exercises. The Company presently has no outstanding debt, and has obtained a $20 million senior revolving credit loan and acquisition line from Fleet National Bank.

During the quarter ended April 30, 2002, the Company issued 121,636 shares of common stock upon the exercise of certain stock options, generating proceeds to the Company of $1.1 million.

Working capital at April 30, 2002 was $20.0 million, up from $11.7 million at July 31, 2001. The increase was primarily attributable to higher cash ($8.0 million), higher accounts receivable ($2.9 million), higher inventory ($2.1 million), and lower current portion of long-term debt ($1.3 million), offset by higher accounts payable and other accrued liabilities ($6.0 million). At April 30, 2002, accounts receivable were $9.8 million, representing 37 days-sales-outstanding, and inventories were $8.9 million representing a turn-over rate of 5.5 times per year.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

Critical Accounting Policies

Revenue Recognition

The majority of the Company’s revenues involve sales of medical products to commercial, military, and governmental customers. Revenues are recognized as products are shipped and title has transferred to the customer. In addition, we earn substantial revenues from the Base Maintenance contract with the DoD. The Base Maintenance contract calls for production of auto-injectors, the retention by the Company of key personnel and facilities to assure expertise for manufacturing auto-injectors, the management of the U.S. Army’s Shelf Life Extension Program, and the pre-stocking of critical components to enhance readiness and mobilization capability. Revenues from this contract are recognized ratably over the contract term, with the exception of revenue from product sales which are recorded upon acceptance by the customer, and revenue from the component prestocking program which are recognized as the raw materials have been accepted by the customer and title has passed to the customer.

Inventory Obsolescence Allowance

In determining the allowance for inventory obsolescence, the Company assesses the inventory on-hand on a part-by-part basis and makes a judgment regarding the part’s future utilization. Allowances are recorded as deemed appropriate based on the parts likelihood of use.

Long-Term Asset Impairment

In determining the whether an impairment has occurred, the Company reviews its long-lived assets, including property, plant and equipment and other intangible assets, for indicators such as the nature of the asset, historical or future profitability measurements, the future economic benefit of the assets, as well as other external market conditions that may be present. If impairment indicators are present or other factors exist that indicate that the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis. If undiscounted cash flows are not sufficient to recover the asset carrying amount, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. Fair value is estimated using discounted cash flow analysis.

The Company has capitalized software costs related to the development of PRIME ECG. The Company evaluates capitalized software costs for recoverability against anticipated future revenues, and writes down or writes off a portion of the capitalized costs if recoverability is in question.

The Company has excess of cost over net assets acquired (goodwill) related to each of two reporting units. As required by SFAS No. 142, the Company will test the value of its goodwill annually by determining whether the fair value of each reporting unit exceeds the carrying amount of its net assets, including goodwill. Any impairment that results from applying the methodology required by SFAS No. 142 will be recorded as a charge against operations.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies, as a result of transactions in foreign markets. At April 30, 2002, the result of a uniform 10% strengthening or weakening in the value of the dollar relative to the currencies in which the Company’s transactions are denominated would have resulted in a $123,000 increase or decrease, respectively, in operating income for the nine months ended April 30, 2002. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which change the dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

PART II — OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K:

(a)	Exhibits

Exhibit 10.39 Change of Control Agreement between the Company and Mr. Carl J. Rebert dated May 6, 2002. Filed herewith.*

* Management contract, compensatory plan or arrangement.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended April 30, 2002.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
Registrant
June 4, 2002	By:	/S/ JAMES H. MILLER

Date		James H. Miller
President and
Chief Executive Officer
(Principal Executive Officer)
June 4, 2002	By:	/S/ DENNIS P. O’BRIEN

Date		Dennis P. O’Brien
Vice President-Finance
and Chief Financial Officer
(Principal Financial and
Accounting Officer)