Form 10-K
period 2002-07-31
MERIDIAN MEDICAL TECHNOLOGIES INC
filed 2002-10-03
CIK 95676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to ______.
Commission File Number 0-5958

MERIDIAN MEDICAL TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-0898764
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)
10240 Old Columbia Road, Columbia, Maryland	21046
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 443-259-7800

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.10 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  X   NO ______

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K any amendment to this Form 10-K. [X]

     As of September 27, 2002, the aggregate market value of voting stock held by non-affiliates of the Registrant, based on the average of the high and low sales prices of such stock reported by the National Association of Securities Dealers, Inc. on such date, was approximately $152.6 million.

There were 4,543,976 shares of Registrant’s common stock outstanding as of September 27, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Meridian Medical Technologies, Inc. definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended July 31, 2002 are incorporated by reference into Part III of this Form 10-K.

PART I
ITEM 1. BUSINESS
GENERAL
PRODUCTS AND SERVICES
Specialty Pharmaceuticals
Cardiopulmonary Systems
COMPETITION
BACKLOG
PATENTS, TRADEMARKS, AND LICENSES
PRODUCT LIABILITY INSURANCE
SOURCES AND AVAILABILITY OF RAW MATERIALS
GOVERNMENT REGULATION
EMPLOYEES
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES OF THE REGISTRANT
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
ITEM 8. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEMS 10 through 13.
PART IV
ITEM 14. CONTROLS AND PROCEDURES
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS FORM 8-K
SIGNATURES
CEO Certification
CFO Certification
EXHIBIT INDEX
Exhibit 10.15
Exhibit 10.22
Exhibit 23.1
Exhibit 24
Exhibit 99.1
Exhibit 99.2
Exhibit 99.3

		Page

	PART I

Item 1.	BUSINESS

	General	5

	Products and Services	6

	Specialty Pharmaceuticals	6

	Cardiopulmonary Systems	10

	Competition	12

	Backlog	12

	Patents, Trademarks, and Licenses	12

	Product Liability Insurance	13

	Sources and Availability of Raw Materials	13

	Government Regulation	13

	Employees	15

Item 2.	PROPERTIES	15

Item 3.	LEGAL PROCEEDINGS	15

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF
	SECURITY HOLDERS	16

	EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT
	EMPLOYEES OF THE REGISTRANT
	(Unnumbered Item)	16

	PART II

Item 5.	MARKET FOR THE REGISTRANT'S COMMON STOCK
	AND RELATED STOCKHOLDER MATTERS	18

Item 6.	SELECTED FINANCIAL DATA	19

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

		Page

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES
	ABOUT MARKET RISK	26

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	27

Item 9.	CHANGES IN AND DISAGREEMENTS WITH
	ACCOUNTANTS ON ACCOUNTING AND
	FINANCIAL DISCLOSURE	51

	PART III

Items 10. Through 13.

(Incorporated by reference from the definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended July 31, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of that fiscal year)

	PART IV

Item 14.	CONTROLS AND PROCEDURES	51

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND
	REPORTS ON FORM 8-K	51

Signatures		54

CEO Certification		55

CFO Certification		56

Exhibit Index		57

FORWARD LOOKING STATEMENTS

This report contains and other written and oral statements made by the Company may contain, forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to financial performance and other financial and business matters. Forward-looking statements are typically identified by future or conditional verbs or similar expressions regarding events that have yet to occur. These forward-looking statements are based on the Company’s current expectations and are subject to numerous assumptions, risks and uncertainties. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: political, economic and competitive conditions; capital availability or costs; fluctuations in demand for the Company’s products; government procurement timing and policies; technological challenges associated with the development and manufacture of the Company’s products; commercial acceptance of the Company’s products; delays, costs and uncertainties associated with clinical testing and government approvals required to market new drugs and medical devices; availability and quality of raw materials; success and timing of efficiency, cost reduction and quality enhancement programs; regulatory and contract compliance; relationships with significant customers; adequacy of product liability insurance; ability to obtain, timing and success of marketing representatives, strategic alliances and medical reference centers; adequacy of intellectual property protection; and the inability to realize cost savings or revenue enhancements, implement integration plans and other consequences associated with mergers, acquisitions, restructurings, and divestitures. Meridian assumes no duty to update forward-looking statements.

PART I

ITEM 1. BUSINESS

GENERAL

Meridian Medical Technologies, Inc. (referred to in this report as the “Company”, “MMT” or “Meridian”) is a medical technology company operating in two segments: Specialty Pharmaceuticals and Cardiopulmonary Systems.

Specialty Pharmaceuticals – Previously known as Pharmaceutical Systems, the Specialty Pharmaceuticals segment consists of the Commercial and Government businesses, both of which utilize the Company’s auto-injector technology. The principal source of Commercial revenue currently is the EpiPen® family of auto-injectors, which are prescribed for moderate to severe allergic reactions and other causes of anaphylaxis. The Company plans to expand its commercial business through internally developed auto-injector based products and external acquisition of complementary products. Government revenues are principally generated from auto-injector products and services marketed to the U.S. Department of Defense (“DoD”), foreign allies and federal, state, and local first responders, such as police, fire and ambulance personnel. Marketing efforts from this unit focus on maintaining the Industrial Base Maintenance Contract with the U.S. Department of Defense, supplying the U.S. DoD with required products, as well as expanding Homeland Security and international market applications.

Cardiopulmonary Systems — The Cardiopulmonary Systems segment utilizes the Company’s electrocardiology and telemedicine technologies. Telemedicine sales currently are the principal source of revenue. In March 2002, the Company received clearance from the FDA to market its new PRIME ECG® product in the United States. This approval is the culmination of years of development and investment in this product, which the Company feels could generate significant revenues and profits over time, as it targets a significant worldwide market. The Company’s goal is to establish PRIME ECG® as the standard of care in the diagnosis, treatment and monitoring of heart disease. The Company introduced PRIME ECG® in certain countries outside the United States in 2000, having received the CE mark approval in Europe.

PRODUCTS AND SERVICES

Revenues from MMT’s two segments and gross profit for the five years ended July 31, 2002 are as follows (in thousands):

	Year Ended July 31,

	2002	2001	2000	1999	1998

Specialty Pharmaceuticals
Commercial	$40,656	$33,839	$27,036	$14,405	$22,414
Government	37,201	21,425	26,070	24,485	21,165

	77,857	55,264	53,106	38,890	43,579

Cardiopulmonary Systems	4,550	2,826	1,501	1,840	1,089

Total Revenues	82,407	58,090	54,607	40,730	44,668

Gross Profit	39,055	24,305	22,016	12,710	17,577
Gross Profit %	47.4%	41.8%	40.3%	31.2%	39.4%

Specialty Pharmaceuticals

The Company pioneered the development of auto-injectors for the self-administration of injectable drugs. An auto-injector is a prefilled, pen-like device that allows a patient to automatically inject a precise drug dosage quickly, safely, and reliably. Meridian manufactures a family of spring-loaded, needle based auto-injectors. These auto-injectors are a convenient, disposable, one-time use drug delivery system designed to improve the medical and economic value of many drug therapies. The product is well suited for the administration of certain drugs and is currently marketed with epinephrine for the treatment of allergic reactions, lidocaine for the treatment of cardiac arrhythmias, morphine for the management of pain, diazepam for the treatment of seizures, and antidotes for the treatment of nerve agent exposure. The auto-injector offers a common delivery system platform that can be used for both commercial and government new product needs. It is anticipated that the Company’s initial new product range will be based on its auto-injector delivery systems but over time will expand to include other drug delivery product technologies. MMT also supplies pharmaceutical research and development and FDA current Good Manufacturing Practice (cGMP)-approved sterile product manufacturing to pharmaceutical and biotechnology companies.

Commercial

MMT currently manufactures the EpiPen and other commercial auto-injectors, provides contract research and development, and performs pharmaceutical manufacturing for some of the leading pharmaceutical and biotechnology companies.

a.     EpiPen

The EpiPen auto-injector currently accounts for a majority of the Company’s commercial sales. The EpiPen is prescribed to patients at risk of anaphylaxis resulting from severe allergic reactions to insect stings or bites, foods, drugs and other allergens, as well as idiopathic or exercise induced anaphylaxis. It is generally estimated that as many as 40.9 million people in the U.S. are at risk of developing moderate to severe anaphylaxis due to allergic reactions to insect stings and various foods. EpiPen is available in two dosage strengths, and permits the immediate self-injection of epinephrine, the drug of choice for emergency treatment of such conditions. The EpiPen was the Company’s first major commercial auto-injector, and demand for the EpiPen continues to be strong due to increased awareness of the health risks associated with allergic reactions, particularly those associated with food. The Company owns the New Drug Application (“NDA”) for EpiPen and markets the product through a supply agreement with Dey L.P. (“Dey”), an associate of Merck KgaA, Darmstadt, Germany. The supply agreement has a ten-year term, expiring December 31, 2010. Within the agreement, the Company grants to Dey the exclusive right and license to market, distribute, and sell the EpiPen worldwide. Currently, approximately 23% of the unit sales are ultimately for international sales.

b.     Contract Research and Development

The Company provides research and development services on a contract basis to a number of different pharmaceutical and biotechnology companies. Development programs include feasibility and stability studies as well as the manufacturing of clinical trial materials in the Company’s pilot plant in St. Louis. If feasibility and stability studies are successful and all regulatory approvals are received, the Company anticipates contracts in future years to manufacture these products. Revenue from customer-funded research and development activities was $3.4 million, $3.1 million and $1.5 million during fiscal years 2002, 2001 and 2000, respectively.

c.     Contract Manufacturing

The Company has sterile parenteral pharmaceutical manufacturing and packaging capabilities for a broad range of sterile injectable dosage forms which includes vials, dental cartridges, pre-filled syringes, and auto-injectors. Further, the Specialty Pharmaceutical business provides fully validated formulation and aseptic filling services and regulatory and clinical trial assistance for pharmaceutical and biotechnology companies not currently possessing such capabilities or requiring outside support. The Company intends to expand this portion of its business going forward.

d.     New Product Initiative

The Company will continue to explore additional pharmaceutical products as it expands its commercial business within Specialty Pharmaceuticals. The Company’s initial focus will be on products that require emergency administration and where the patient or caregiver will benefit by administration with an auto-injector. Initially focused on central nervous system (CNS) drugs, the Company intends to build the required sales and marketing infrastructure to support the initial product launch of an auto-injector product. The Company’s first new product, DiaJect™, is scheduled to be introduced to the market in the second half of fiscal 2003, subject to receipt of FDA approval. This product is targeted for the treatment of status epilepticus and severe recurrent convulsive seizures associated with epilepsy outside of a hospital setting and utilizes the Company’s auto-injector technology. Meridian has also initiated the development of an auto-injector based migraine therapy utilizing dihydroergotomine. The Company intends to pursue follow-on products utilizing its auto-injector technology, as well as through externally acquired products and technology.

Government

The Government Systems business unit supplies auto-injector-based antidotes and emergency medicine products to military and civilian organizations worldwide, with revenues from the United States and over 20 allied countries over the last four years. MMT’s major Government Systems customer continues to be the DoD. Through a combination of the Industrial Base Maintenance Contract (described below) and new product development contracts, MMT expects to maintain a strong and stable business relationship with the DoD.

MMT plans to capitalize on the auto-injector delivery systems developed for government applications by expanding Government Systems revenue and providing new drug delivery technology for application in its commercial business unit. The Company continues to advance its multichambered auto-injector (Antidote Treatment Nerve Agent Auto-injector, or “ATNAA”), which provides a two-chamber technology for the enhanced absorption of two incompatible drug compounds from the same injection site. The multichambered technology was developed for the DoD, and the DoD retains ownership of the NDA, which has received FDA approval. The Company retains the right to produce and market the product, and maintains ownership of all intellectual property.

MMT currently produces the following products for the U.S.: the AtroPen, containing atropine and the ComboPen, containing pralidoxime, both used as nerve agent antidotes; an auto-injector containing morphine for pain management; and a ComboPen containing diazepam for seizure management. These auto-injectors are intended for use primarily by military personnel but are also now available for use by first responders as a part of Homeland Security programs.

a.     U.S. Department of Defense

The Company has been the supplier of auto-injectors to the DoD for many years. DoD procurements of auto-injectors are restricted to qualified producers and the FDA must approve all products. The Company is currently the only FDA-approved and the only qualified producer for any DoD military auto-injectors.

The Company’s auto-injectors are classified as critical “war stopper” items by the DoD and have been the subject of an Industrial Base Maintenance Contract between the Company and the DoD since 1992 (the “IBMC”). This contract is part of a program by the DoD to ensure adequate supplies of critical items in the event of armed conflict.

This innovative contract calls for production of auto-injectors filled with nerve agent antidotes, the retention by the Company of key personnel and facilities to assure expertise for manufacturing auto-injectors containing nerve agent antidotes, the management of the U.S. Army’s Shelf Life Extension Program, and the pre-stocking of critical components to enhance readiness and mobilization capability. A surge capability provision allows for the coverage of defense mobilization requirements in the event of rapid military deployment. MMT recently concluded negotiations with the DoD for its fourth IBMC beginning September 15, 2002 (the period from the end of the previous contract, July 31, 2002 and the renewal date, September 15, 2002 was covered by an extension of the previous contract). This contract includes DoD renewal options for two additional years through July 31, 2005. Revenues under this contract have ranged from $15 to $22 million over each of the last three years.

b.     International

The Company will continue its strategy of seeking to expand its international military sales into new markets worldwide as a principal supplier of critical life saving antidotes for chemical warfare defense. The foreign government customer base includes many allied countries in Europe, the Middle East and the Far East. International government sales for fiscal 2002, 2001 and 2000 were $6.9 million, $5.0 million, and $7.8 million, respectively.

The product range for the international community includes the same type of auto-injectors as used by the U.S. community; however, it also includes a number of variations to address the formulation specific requests of client countries.

c.     Homeland Security

The Company provides its nerve agent antidote auto-injector products to a growing number of non-military U.S. government agencies and state and local governments for preparedness against possible chemical agent terrorist attacks, particularly for populations in high risk areas. Since the terrorist attacks of September 11, 2001, a national and a comparable state and local homeland security strategy has begun to emerge. This strategy, in part, is focused on training and equipping emergency teams as initial, on-site responders and targets the most populous metropolitan areas as well as local communities. Homeland Security sales for fiscal 2002, 2001, and 2000 were $7.8 million, $639,000, and $341,000, respectively.

d.     Research and Development

The Company has signed a development contract with a major European country to develop a two-chambered auto-injector incorporating its antidote formulations. The second phase of this program was negotiated and is currently underway. This phase is a full scale development effort that, if successful, could lead to product registration in Europe as early as FY2004. This product registration would allow the Company to sell this product to major NATO countries. The Company expects to submit the registration application to European regulatory authorities in late fiscal 2003.

With the renewed interest by a number of NATO countries in the nerve agent antidote HI-6, Meridian’s technology group has begun work to develop a specialized auto-injector that could be used to administer this antidote. HI-6 has only a short shelf-life when in solution which necessitates an auto-injector that contains individual chambers separating the drug and the diluent. Prior efforts by others have resulted in auto-injectors that are cumbersome, difficult to manufacture, and expensive. Meridian has developed an injector that meets the expected performance requirements, is less bulky and easier to use. The Company recently announced an agreement with the Canadian Department of Defence to design, develop and manufacture the wet/dry auto-injector for administering HI-6.

Cardiopulmonary Systems

The Company’s Cardiopulmonary Systems unit is focused on the development and sale of non-invasive cardiopulmonary diagnostic products. In addition to a line of telemedicine products, the Company received clearance from the FDA during 2002 to market its new PRIME ECG® product in the United States. This approval is the culmination of years of development and investment in this product, which the Company feels could generate significant revenues and profits over time, as it targets a significant worldwide market. The Company’s goal is to establish PRIME ECG® as the standard of care in the diagnosis, treatment and monitoring of heart disease. The Company introduced PRIME ECG® in certain countries outside the United States in 2000, having received the CE mark approval in Europe.

a.     PRIME ECG® Electrocardiac Mapping System

The PRIME ECG® system is a unique electrocardiac mapping system developed in collaboration with university and medical school researchers. This system offers the potential to significantly improve the diagnosis and treatment of heart disease, which affects over 13 million people in the U.S. alone.

The PRIME ECG® system consists of a patented 80-lead disposable electrode vest, 80-channel recording module, computer assisted analysis software and a full color multi-dimensional graphic display. The system initially has been introduced for the early detection of acute myocardial infarction (“AMI”) or heart attack. Multi-center clinical tests conducted in the U.S. and Europe concluded that the PRIME ECG® system can allow earlier and more accurate diagnosis of AMI for significantly more patients than the standard 12-lead ECG. Further, the Company believes that the PRIME ECG® system displays results in a manner that can allow the clinician to identify the nature of the infarct, which can be utilized in determining the most effective course of treatment.

Without early and accurate diagnosis of AMI, potentially life-saving treatment of AMI victims may be delayed. For non-AMI chest pain patients, unnecessary tests and hospital admissions to rule-out AMI are estimated to cost health care systems and individuals billions of dollars each year. The Company believes that the clinical and economic benefits of this new system can create the opportunity for the Cardiopulmonary Systems business to become a prominent participant in the electrocardiography market in future years.

The Company expects the PRIME ECG® system will be used initially by the emergency room physician who needs faster and more accurate diagnosis for more than 20 million chest pain patients worldwide each year. The Company is pursuing additional indications where this technology may enhance detection and/or treatment of heart conditions known to affect the electrophysiology of the heart. Potential applications include the ability to detect changes in reperfusion of the coronary arteries as evidenced by the imaging of the effects of myocardial ischemia. This may prevent potentially life threatening and costly emergencies. The Company is unaware of a non-invasive alternative means to detect this condition. Other potential applications including arrhythmia management are being investigated. The Company estimates that the market size for these potential additional uses of PRIME ECG® is substantial.

The use of the PRIME ECG® system requires purchase of a disposable electrode array or vest. This patented device is expected to provide a recurring source of revenue to the Company, which anticipates that it will be the sole manufacturer. The Company projects that the disposable electrode vest design can be modified to meet a range of applications, allowing lower cost and greater convenience in potential future applications.

The PRIME ECG® system received the CE Mark from European authorities during fiscal 2000, and was awarded a Millennium Product Award for innovation and creativity in the U.K. from the Design Council of Britain. To date, the Company has signed representation agreements with companies to market PRIME ECG® in Korea, Italy, Denmark, Spain and Australia. Initial shipment of the product was made in fiscal 2000 and continues to date. The multi-center clinical study was completed in fiscal 2001, and an application was submitted to the Food and Drug Administration for clearance to market PRIME ECG® in the United States on July 31, 2001. The Company received FDA clearance in March 2002. To date, sales of the PRIME ECG® system have not been significant, as the product is still in the initial marketing stages.

The Company is marketing PRIME ECG® in the U.S. directly through a focused sales force. The Company intends to expand coverage in Europe and Pan-Pacific regions by adding distributors. Additionally, to favorably impact adoption of PRIME ECG®, the Company is seeking to establish reference centers at prestigious medical universities. The medical institutions would train residents, and visiting doctors who are planning to purchase PRIME ECG® in their hospitals.

b.     Telemedicine Products

The Company is a leader in the development of devices that measure and transmit diagnostic information by telephone. This product suite allows a patient’s condition to be monitored while at home, which can reduce expensive office visits, allow for earlier diagnosis and minimize emergency room and hospital admissions. Meridian’s CB-12/12 CardioBeeper® electronic heart monitor transmits a standard 12-lead electrocardiogram (“ECG”) by telephone. The CardioPocket™ provides unprecedented convenience by incorporating a miniaturized single-lead version into a wallet. The CardioPocket was awarded a Millennium Product Award for innovation and creativity in the U.K. from the Design Council of Britain, and has already been purchased by over 50,000 users since its introduction in 1999. In 2001, the Company completed development of, and placed in its product line, a new blood pressure device and Tele-Pulse Oximeter, which measures oxygen in the blood.

The telemedicine product line is sold by Shahal Medical Services, Ltd. (“SHL”), which has exclusive worldwide marketing rights. SHL, based in Israel, is a home healthcare monitoring company serving more than 60,000 subscribers. In 2001, SHL entered into a joint venture with Philips Medical Systems to market cardiology telemedicine products and services in targeted markets in Europe. Additionally, in 2002, SHL acquired Raytel Medical Corporation, a U.S. provider of remote cardiac monitoring and testing. SHL has advised Meridian that SHL plans to use this acquisition as an entry into the U.S. market. Meridian expects that if successful, this acquisition could result in increased demand for its telemedicine products.

c.     Research & Development

The Company invested $975,000 in Cardiopulmonary Systems research & development in fiscal 2002. The majority of this expenditure was dedicated to the improvement of the PRIME ECG® system, as well as the funding of certain university research projects selected for their potential to lead to new and improved applications.

The Company intends to continue to invest in the further development of PRIME ECG® in 2003. These development investments include algorithm enhancement to further improve heart attack detection, software development to provide new applications such as reperfusion, hardware development to reduce costs, and graphics enhancements to further improve ease of interpretation, in addition to increased sales and marketing expenditures.

COMPETITION

In the commercial auto-injector market, the Company competes directly with companies that manufacture drug injection devices, whether such devices are automatic like the Company’s products or non-automatic, variable dose pen-like injection devices, reloadable injection devices and disposable needle-free injection systems. The Company is the leading manufacturer of automatic injectors in the world. The Company expects competition to intensify.

Meridian is the sole supplier of auto-injectors to the U.S. Government for military use. The Company has limited competition in foreign military markets.

The Company’s pharmaceutical manufacturing and packaging services operate in an intensely competitive field that is presently dominated by larger pharmaceutical companies. There are numerous other disposable, prefilled syringe systems presently available which can be less expensive than those offered by the Company. A number of independent companies and a few pharmaceutical companies offer contract syringe filling services similar to those that the Company offers.

The Cardiopulmonary business operates in a highly competitive sector of the healthcare industry. Meridian’s telemedicine products compete against the products of numerous other companies. The PRIME ECG® product competes with existing diagnostic equipment and testing procedures such as blood markers for detection of AMI, and potentially with products and technologies currently under development that may be brought to market, such as enhanced 12-lead ECG™ algorithms, invasive cardiac mapping and improved cardiac stress testing.

BACKLOG

As of July 31, 2002, the backlog of orders was approximately $29.4 million, of which $10.4 million related to production and delivery of commercial products and services, and $19.0 million related to military products and the IBMC contract. This compares with commercial product sales backlog of $7.3 million and a military backlog of $11.0 million, for a total of $18.3 million at July 31, 2001.

PATENTS, TRADEMARKS, AND LICENSES

The Company considers its proprietary technology to be important in the development, marketing and manufacture of its products and seeks to protect its technology through a combination of patents and confidentiality agreements with its employees, consultants, and other parties. Patents covering important features of the Company’s current principal auto-injector products have expired. This lack of patent protection could permit others to design products that may have an adverse effect on the Company’s revenues and results of operations. MMT is currently developing new generation auto-injector products for which a number of patents have been granted to the Company. Over the last few years, the Company was granted U.S. patent protection for several of its new auto-injector drug delivery systems, designed for fast and reliable patient self-administration of the expanding range of new pharmaceutical and biotechnology products that require injection. Some of these patents cover the ATNAA. The ATNAA patents provide protection for various components of the device through 2010. Applications have also been submitted for the Company’s wet/dry auto-injector. In addition, the Company holds several patents and licenses on the PRIME ECG™ electrocardiac mapping system, including the patent on the PRIME ECG® disposable electrode vest. Most of the other patents are licensed from the Northern Ireland Bioengineering Center at the University of Ulster in Northern Ireland for a minimum remaining term of 17 years.

The Company intends to file for additional protection for its new auto-injector and cardiopulmonary products currently under development. The new auto-injector products are expected to replace or supplement the Company’s existing line of auto-injectors over time.

Certain copyrights, trademarks and trade names referred to in this report are the property of their respective owners.

PRODUCT LIABILITY INSURANCE

The Company maintains product liability coverage for its products in an aggregate amount of $30 million. Although the Company’s management is of the opinion that, with respect to amounts, types and risks insured, the insurance coverage is adequate for the business conducted by the Company, there can be no assurance that such insurance will provide sufficient coverage against any or all pending or potential product liability claims.

SOURCES AND AVAILABILITY OF RAW MATERIALS

The Company purchases, in the ordinary course of business, necessary raw materials, components and supplies essential to the Company’s operations from numerous suppliers in the U.S. and overseas. Several of the ingredients used in the antidote formulations are unique and require highly specialized synthesis facilities, consequently, limited amounts of these ingredients are available from time to time. Auto-injector components also require specialized tooling and by commercial manufacturing standards are considered low volume production. Cardiopulmonary product component availability is subject to worldwide demand within the electronics industry. Component requirements frequently compete with high volume, high demand vendor manufacturing time. The Company monitors these situations carefully and seeks to provide a continued supply of both raw materials and components. The Company procures inventory principally when supported by customer purchase orders.

GOVERNMENT REGULATION

The business of the Company is highly regulated by governmental entities, including the FDA and corresponding agencies of states and foreign countries. The summary below does not purport to be complete and is qualified in its entirety by reference to the complete text of the statutes and regulations cited herein.

As a manufacturer of auto-injectors, vials, pre-filled syringes and cardiopulmonary products, the Company’s products are subject to regulation by the FDA under the Federal Food, Drug and Cosmetic Act (the “Act”). All of the Company’s auto-injectors are “new drugs” and may be marketed only with the FDA’s approval of an NDA or a supplement to an existing NDA. The Company currently holds approved NDAs or licenses to approved NDAs for each of its existing auto-injector products. The use of the Company’s existing auto-injectors to administer another FDA approved drug generally would require the filing of a NDA, supplement to an existing NDA or an Abbreviated New Drug Application (“ANDA”). In addition, the introduction of the Company’s new generation auto-injectors will require FDA approvals based on data demonstrating the safety, effectiveness, and/or bioequivalence of the drug delivered by these auto-injectors. There is no assurance that the NDAs will be processed in a timely manner or that FDA ultimately will approve such NDAs.

The Company’s prefilled syringe systems are typically regulated as drugs; however, the requisite FDA approval is held by the supplier of the drug that the Company fills into the syringe. To the extent the Company’s auto-injector and syringe systems are expected to be used to administer new drugs under development, FDA approval to market such drugs first must be received by the pharmaceutical manufacturer. Obtaining the requisite FDA approval is a time consuming and costly process through which the manufacturer must demonstrate the safety and effectiveness of a new drug product. Once acquired, this approval is specific to company and manufacturing sites.

In connection with its manufacturing operations, the Company must comply with cGMP regulations, and its manufacturing facilities are subject to periodic inspections. The Company’s St. Louis and Belfast facilities have undergone multiple routine inspections by the United States and various foreign countries.

Suppliers of bulk drugs for filling into the Company’s drug delivery systems, as well as subcontractors that manufacture components for the Company’s medical devices, also are subject to FDA regulation and inspection. The Company has only limited control over these other companies’ compliance with FDA regulations. Failure of these companies to comply with FDA requirements could adversely affect the Company’s ability to procure component parts, market finished products and may cause the Company’s products made with non-compliant components to be adulterated or misbranded in violation of the Act, subjecting the products to a variety of FDA administrative and judicial actions.

The FDA is empowered with broad enforcement powers. The FDA may initiate proceedings to withdraw its approval for marketing of the Company’s product should it find that the drugs are not manufactured in compliance with cGMP regulations, that they are no longer proven to be safe and effective or that they are not truthfully labeled. Noncompliance with cGMP regulations also can justify nonpayment of an existing government procurement contract and, until the deficiencies are corrected to FDA’s satisfaction, can result in a nonsuitability determination, precluding the award of future procurement contracts.

For any of the Company’s auto-injectors and syringe systems, noncompliance with FDA regulations could result in civil seizure of the drugs, an injunction against the continued distribution of the drugs or criminal sanctions against the Company. The Company’s medical devices also are subject to seizure by the FDA through administrative or judicial proceedings. In addition, the FDA may impose financial penalties for most violations of law and may order that defective devices be recalled, repaired or replaced or that purchasers be refunded the cost of the device.

Certain states have instituted needle protection standards. Presently, to the best of the Company’s knowledge, the Company’s products are not covered by these standards. The applicability of these needle protection standards in the future could require the Company to change its product design and production methods.

The Company also is subject to regulation by other federal and state agencies under various statues, regulations and ordinances, including export control laws, environmental laws, occupational health and safety laws, labor laws and laws regulating the manufacture and sale of narcotics.

The Company’s supply contracts with the DoD are subject to post-award audit and potential price redetermination. From time to time, the DoD makes claims for pricing adjustments with respect to completed contracts. At present, no claims are pending.

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

EMPLOYEES

As of August 31, 2002, the Company employed a total of 452 employees: 351 employees work at the Company’s plant and warehouse facilities in St. Louis, Missouri; 58 employees work at the facility in Belfast, Northern Ireland, and 43 employees work at the Company’s corporate headquarters in Columbia, Maryland (see “Properties”). Effective March 1, 2002, the Company entered into a three-year agreement with the Teamsters Local Union No. 688 (“Teamsters”). Since 1979, Teamsters have been the exclusive agent for all production and maintenance employees of the Company at its St. Louis facility. Approximately 224 employees are covered by this collective bargaining agreement.

ITEM 2. PROPERTIES

The Company’s corporate headquarters are located in an 11,000 square foot facility in Columbia, Maryland. The facility is leased through 2004. The corporate headquarters facility houses the corporate administration, human resources, finance, commercial business development, government programs, and the product design and development functions of Meridian.

The Company’s primary R&D and pharmaceutical operations are located in St. Louis, Missouri. These facilities are used primarily for formulation, stability testing, aseptic filling, assembly and final packaging of the Company’s auto-injectors, vials and pre-filled syringes. The St. Louis manufacturing facilities consist of eight separate buildings occupying over 100,000 square feet.

The Company has a 28,000 square foot facility in Belfast, Northern Ireland which is designed to develop and produce innovative technology products for its Cardiopulmonary Systems Group, including the PRIME ECG® system, and supply auto-injectors for the Government Systems Group for sale to international markets. The Company is leasing the facility under a lease expiring in 2014.

The Company has a 4,200 square foot facility in Rochester, Kent in the United Kingdom previously used for assembly and packaging of auto-injector product under contracts with foreign countries. This facility was also used as a sales and marketing office to promote the Company’s commercial and military products in Europe and the Middle East. The facility is leased pursuant to a lease that expires in 2010, and the Company has sub-leased the facility to a third party through 2003.

ITEM 3. LEGAL PROCEEDINGS

Lawsuits and claims are filed from time to time against the Company and its subsidiaries in the ordinary course of business. Management of the Company, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted by the Company during the fourth quarter of fiscal 2002 to a vote of security holders, through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS AND CERTAIN SIGNIFICANT EMPLOYEES OF THE REGISTRANT

The following table lists, as of September 27, 2002, the names and ages of all executive officers and other significant employees of the Company, and their positions and offices held with the Company:

Name	Age	Present Positions with the Company
James H. Miller*	64	Chairman, President and Chief Executive Officer
Carl J. Rebert*	51	President, Cardiopulmonary Systems
Gerald L. Wannarka*	63	Senior Vice President and Chief Technology Officer
Robert J. Kilgore*	52	Senior Vice President and General Manager, Specialty Pharmaceuticals
Dennis P. O’Brien*	44	Vice President of Finance and Chief Financial Officer
Peter A. Garbis*	61	Vice President, Organization Development
Jamil F. LaHam	54	Vice President, Cardiopulmonary Systems
J. Donald Ferry, Jr.	48	General Manager, Manufacturing, St. Louis Operations
Thomas Handel	37	Vice President, Sales

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

Mr. Rebert joined Meridian in May 2002 as President, Cardiopulmonary Systems, with responsibility for Meridian’s cardiopulmonary business, including the PRIME ECG system and telemedicine products. Prior to joining Meridian, he was president and CEO of Vesta Medical, Inc., a medical device company. He also held senior management positions at Circon Corporation and American Hospital Supply. Mr. Rebert has more than twenty years of experience in the medical device and hospital products industries.

Dr. Wannarka joined Meridian in December 1997 as Vice President, Technology and Government Systems and was promoted to Senior Vice President in September 1998. He then was promoted to Chief Technology Officer in May 2001. Dr. Wannarka is a former US Army Medical Service Corps Officer retiring in 1992 at the rank of Colonel. While on active duty, Dr. Wannarka had responsibilities in research, research management and FDA regulatory affairs, and served in positions of gradually increasing responsibility such as: Project Manager, Specialty Pharmaceuticals, Deputy Director, USA Medical Research Institute of Chemical Defense, and Director, Clinical Investigation Program, US Army Health Services Command. Since retiring from the military, he has held positions as Vice President, Research and Development, for DPT Laboratories and Coloplast Corporation. He has conducted research with therapeutics for high-hazard virus infections, medical chemical defense, topical therapeutics and drug delivery to include auto-injectors, transdermal, inhalation, sustained release oral and parenteral systems.

Mr. Kilgore joined Meridian in April 2000 as Senior Vice President, General Manager Specialty Pharmaceuticals. From January 1997 to March 2000, Mr. Kilgore was Director of Marketing and Business Development for Becton Dickinson Pharmaceutical Systems. There he was also responsible for worldwide licensing activities including sales and marketing activities associated with Becton Dickinson Advanced Injection Systems, which focused on new delivery technology for the delivery of parenteral pharmaceuticals. Prior to his position at Becton Dickinson, Mr. Kilgore was Director of Business Development at Reed & Carnrick Pharmaceuticals where he negotiated several major strategic alliances with multi-national pharmaceutical companies and has held marketing management positions with Schering Plough and Winthrop Pharmaceuticals.

Mr. O’Brien joined Meridian in March 1999 as Vice President, Finance and Chief Financial Officer. Prior to joining Meridian, he was Vice President of Finance and Chief Financial Officer of Ogden Environmental & Energy Services Co., Inc. from 1996 to February 1999. Previous positions held by Mr. O’Brien include Vice President of Finance/Chief Financial Officer positions of After Six, Ltd. and Tate Global Corporation from 1990 through 1996. Prior to joining Tate, Mr. O’Brien was with Flow Laboratories, Inc., a biomedical products supply company, and KPMG Peat Marwick. Mr. O’Brien is a Certified Public Accountant and a Certified Management Accountant.

Mr. Garbis joined Meridian in May 1996 as Executive Director, Organization Development and was promoted to Vice President in April 1998. Prior to joining Meridian, Mr. Garbis was Director of Human Resources at Lamb Associates, a high-tech engineering consulting firm, from 1993 to 1996. Prior to this, he was Director of Human Resources at Solarex Corp., a division of Amoco, from 1981 to 1993. Other experience in the field of human resources and organizational management has been with such major companies as Lockheed Martin, ITT Telecommunications, and Nuclear-Chicago, a division of G.D. Searle.

Mr. LaHam joined Meridian in June 1997 as Director of Sales for the Cardiopulmonary Systems group. He was appointed to the position of General Manager in November 1997, and Vice President in May 2002. He has had extensive U.S. and international experience in marketing and sales with such companies as Nicolet Instruments, BOC Healthcare, and Johnson & Johnson. Prior to joining Meridian, Mr. LaHam was General Manager of US Operations for a start-up group within Pfizer.

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

Mr. Handel was previously employed with Meridian from 1991 to 1998 holding the following positions: Manager, Quality Compliance, Senior Manager, Sterile Production, Senior Manager, Technical Marketing, and Executive Director, Business Development. Mr. Handel was with Akorn, Inc. from 1998 to 2001 before rejoining Meridian in May, 2001 as Vice President, Sales. He has extensive experience in numerous aspects of the parenteral pharmaceutical industry, as well as a blend of business, technical and managerial skills. His technical and managerial background encompasses a variety of fields such as chemistry, microbiology, physical quality control, auditing, aseptic manufacturing, project management and business development.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on the over-the-counter market and is quoted in the NASDAQ National Market System under the symbol MTEC.

The following table shows the high and low sales price of the Company’s common stock for each fiscal quarter during the two year period ended July 31, 2002, as reported on the NASDAQ National Market System.

	2002		2001

Quarter	High	Low	High	Low

First	$25.25	$10.95	$19.313	$10.250
Second	28.50	16.62	14.125	9.500
Third	42.95	19.60	13.375	8.875
Fourth	41.25	31.20	16.000	11.500

The Board of Directors has not declared any dividends on the Company’s common stock since its organization. As of September 1, 2002, there were approximately 1,200 holders of the Company’s common stock known to the Company.

ITEM 6. SELECTED FINANCIAL DATA

Meridian Medical Technologies, Inc.

	Fiscal Year Ended July 31

(in thousands, except per share data)	2002	2001	2000	1999	1998

Operations:
Net sales	$82,407	$58,090	$54,607	$40,730	$44,668
Gross profit	39,055	24,305	22,016	12,710	17,577
Operating income	19,241	8,782	7,349	1,287	3,067
Other expense, net	(1,167)	(2,821)	(3,536)	(3,027)	(2,629)

Income (loss) before income tax and extraordinary loss	18,074	5,961	3,813	(1,740)	438
Provision for income taxes	8,139	3,099	1,514	—	343
Income (loss) before extraordinary loss	9,935	2,862	2,299	(1,740)	95
Extraordinary loss on debt refinancing	(645)	—	—	—	(494)

Net income (loss)	$9,290	$2,862	$2,299	$(1,740)	$(399)

Earnings per common share:
Income before extraordinary loss	$2.45	$.93	$.77	$(.58)	$.03
Extraordinary loss	.16	—	—	—	(.17)

Net income per common share	$2.29	$.93	$.77	$(.58)	$(.14)

Earnings per common share assuming dilution:
Income before extraordinary loss	$2.15	$.81	$.70	$(.58)	$.03
Extraordinary loss	.14	—	—	—	(.15)

Net income per common share assuming dilution	$2.01	$.81	$.70	$(.58)	$(.12)

Weighted average shares:
Basic	4,056	3,064	2,996	2,993	2,971
Diluted	4,627	3,549	3,276	2,993	3,328

EBITDA (1)	$22,642	$12,602	$10,913	$5,103	$6,861
EBITDA margin	27.5%	21.7%	20.0%	12.5%	15.4%

Financial Position:
Current assets	$35,051	$18,613	$18,809	$20,233	$18,296
Working capital	21,848	11,699	7,586	4,373	6,046
Fixed assets, net	16,624	16,464	15,795	15,826	16,389
Total assets	59,479	43,498	44,685	47,751	46,847
Long-term debt	—	15,813	16,823	17,639	18,850
Shareholders’ equity	44,057	17,746	14,091	11,738	13,338

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues and operating income by segment for the years ended July 31 are as follows:

	2002	2001	2000

Revenues:
Specialty pharmaceuticals	$77,857	$55,264	$53,106
Cardiopulmonary systems	4,550	2,826	1,501

Total revenues	$82,407	$58,090	$54,607

Operating income (loss):
Specialty pharmaceuticals	$23,611	$11,652	$10,064
Cardiopulmonary systems	(4,370)	(2,870)	(2,715)

Total operating income	$19,241	$8,782	$7,349

Operating income (loss) %:
Specialty pharmaceuticals	30.3%	21.1%	19.0%
Cardiopulmonary systems	(96.0%)	(101.6%)	(180.9%)
Total operating income %	23.3%	15.1%	13.5%

2002 compared with 2001

MMT’s net income after taxes for the year ended July 31, 2002 was $9.3 million, or $2.01 per diluted share, on revenues of $82.4 million compared to an adjusted fiscal 2001 net income of $4.0 million, or $1.13 per diluted share, on revenues of $58.1 million, reflecting a 132.4% increase in net income and a 41.9% increase in revenues. Excluding the extraordinary loss as a result of the early extinguishment of debt, net income for the year ended July 31, 2002 was $9.9 million, or $2.15 per diluted share. For comparative purposes, last year’s reported net income was adjusted to reflect the pro forma impact of SFAS No. 142, “Goodwill and Other Intangible Assets,” which the Company adopted effective August 1, 2001. This allowed the Company to stop amortizing its excess of cost over net assets acquired. The adoption of this standard in the first quarter of fiscal 2002 had the impact of reducing annual amortization expense by approximately $1.1 million (or approximately $0.32 per diluted share). See Note 1 of the Notes to Consolidated Financial Statements for additional information on the adoption of SFAS No. 142.

Gross margins increased to 47.4% in 2002 compared to 41.8% in 2001, due to higher volumes, a more favorable product mix, and the Company’s focus on manufacturing efficiencies. Operating expenses increased by 27.6% from 2001 to 2002, but improved as a percentage of net sales. Operating income and EBITDA were $19.2 and $22.6 million, respectively, in 2002, up from $8.8 and $12.6 million in 2001 due to significant volume increases and improved overall operational efficiency.

Within Specialty Pharmaceuticals, Commercial sales were $40.7 million in 2002, 20.1% higher than 2001 resulting primarily from increased demand for the EpiPen product line. Government sales were $37.2 million, 73.6% higher than 2001 as sales to the DoD, foreign governments, and for Homeland Security increased significantly. Cardiopulmonary Systems sales were $4.6 million in 2002, 61.0% higher than 2001 reflecting higher telemedicine sales.

Operating costs were $19.8 million in 2002, an increase of $4.3 million from 2001. The Company made significant investments in the PRIME ECG® marketing infrastructure by expanding management and creating a direct U.S. sales force. The Company also continued to pursue opportunities relating to expanding its commercial product line within specialty pharmaceuticals. The Company expensed $4.3 million, $2.8 million and $2.9 million on research and development activities in fiscal 2002, 2001, and 2000, respectively, excluding costs associated with customer-funded projects. The Company expects research and development expenditures in fiscal 2003 to be higher than the fiscal 2002 level, as efforts in this area continue to accelerate.

Non-operating expenses in 2002 were $1.2 million, 58.6% lower than in 2001. The lower level in 2002 is a result of decreased interest expense, which was realized through an early extinguishment of $17.8 million of debt during the quarter ended January 31, 2002. The income tax provision was $8.1 million in 2002, reflecting a 45.0% effective rate, and $3.1 million in 2001, reflecting a 52.0% effective rate. The tax provision was adversely impacted by foreign subsidiary losses for which no tax benefits are recorded and, in 2001, non-deductible goodwill amortization. The impact of the foreign loss increases the effective tax rate for fiscal 2002 from 40% to 45.0%. The decrease in the effective rate from the prior year reflects the higher ratio of domestic income to foreign losses for the year, and the impact of no longer recording non-deductible goodwill amortization.

Line of Business Discussion

The Specialty Pharmaceuticals segment consists of Commercial Systems and Government Systems. Commercial Systems operations include sales of Meridian’s highly recognized EpiPen product, used in the emergency treatment of allergic reactions to insect stings or bites, foods, drugs and other allergens, as well as idiopathic or exercise induced anaphylaxis.

Within the Specialty Pharmaceuticals segment, Commercial Systems sales were $40.7 million in 2002, 20.1% higher than in 2001 due to increased revenue from the EpiPen product, and increased R&D services. The level of demand of EpiPen has surpassed any previous period, and is expected to continue growing.

Contract Research and Development revenue was $3.4 million in fiscal 2002, 9.9% higher than fiscal 2001. This business unit is expected to generate revenues in fiscal 2003 comparable to 2002.

The Company is moving forward on its new product initiative to market branded specialty pharmaceuticals. Current new therapies awaiting regulatory approval, under development or in negotiations include anti-seizure drugs and other central nervous system (“CNS”) agents frequently prescribed by neurologists. The Company anticipates future revenue growth from these products and plans to coordinate the sales, marketing and distribution of future products, rather than entering into marketing and distribution arrangements with third parties.

Within Government Systems, the Company has a long-standing relationship with the DoD, and also markets its products to foreign governments and state and local governments for Homeland Security. Government Systems revenues increased 73.6% in 2002 compared to the prior year, to $37.2 million. Military revenues (DoD and foreign government) were $29.4 million for the year ended July 31, 2002, an increase of 41.2% from the prior year. DoD revenues were 42.0% higher than the prior year, reflecting DoD demands related to heightened military readiness, while foreign government revenues increased 38.9% for the year due to the timing of procurements by foreign military customers. Homeland Security sales were $7.8 million for the year ended July 31, 2002 versus $639,000 for the prior year. This dramatic increase reflects shipments of nerve agent antidotes and other military auto-injector products to state and local first responders under the Metropolitan Medical Response System (“MMRS”), and to other non-military agencies, such as the Department of Health and Human Services (“HHS”), as an initial response to the terrorist attacks of September 11, 2001, and current heightened levels of readiness.

The Company maintains a core business relationship with the DoD through its IBMC, which was successfully renegotiated in 2002. The contract calls for the retention by the Company of key personnel and facilities to assure expertise for manufacturing auto-injectors containing nerve agent antidotes, the management of the U.S. Army’s Shelf Life Extension Program, the pre-stocking of critical components to enhance readiness and mobilization capability, and new product orders. The IBMC contributed 60.3% of the total Government Systems revenue in fiscal 2002, and is expected to generate at least $17 million in revenues in fiscal 2003. For purposes of complying with terms of a contract, the Company discloses that for the year ended July 31, 2002, sales of diazepam auto-injectors to customers other than the DoD totaled 96,815 units.

Cardiopulmonary Systems revenues were $4.6 million for the year ended July 31, 2002 compared to $2.8 million for the prior year, primarily due to stronger telemedicine sales. MMT’s distributor of telemedicine products, SHL, is party to a joint venture with Philips Medical Systems to market cardiology telemedicine products and services in targeted markets in Europe. The increased telemedicine revenues include orders placed as a result of this continued market expansion. Additionally, in 2002, SHL acquired Raytel Medical Corporation a U.S. provider of remote cardiac monitoring and testing. SHL has advised Meridian that SHL plans to use this acquisition as an entry into the U.S. market.

In March 2002, the Company obtained approval from the FDA to market its PRIME ECG® product in the U.S. The Company then prepared for the U.S. launch of PRIME ECG® by investing in a sales and marketing infrastructure to support the product. The Company plans to maintain on-going marketing efforts to support sales, education and promotional activities. A strategy has also been formulated for product cost-justification and reimbursement. Additionally, the Company announced the hiring of Mr. Carl J. Rebert as President, Cardiopulmonary Systems in May 2002. Mr. Rebert will have overall responsibility for the segment.

2001 compared with 2000

MMT’s net income after taxes for the year ended July 31, 2001 was $2,862,000, or $0.81 per share, on revenues of $58.1 million compared to fiscal 2000 net income of $2,299,000, or $0.70 per share, on revenues of $54.6 million, reflecting a 6.4% increase in revenues. Gross margins increased to 41.8% in 2001 compared to 40.3% in 2000, due to higher volumes, a more favorable product mix, and the Company’s focus on manufacturing efficiencies. Operating expenses increased by 5.8% from 2000 to 2001, but improved as a percentage of net sales. Operating income and EBITDA were $8.8 and $12.6 million, respectively, in 2001, up from $7.3 and $10.9 million in 2000 due to improved overall operational efficiency.

Within Specialty Pharmaceuticals, Commercial sales were $33.8 million in 2001, 25.2% higher than 2000 resulting primarily from an increased demand for the EpiPen and the introduction of the EpiPen 2-Pak™. Government sales were $21.4 million, 17.8% lower than 2000 as sales to foreign governments decreased due to the timing of orders. Cardiopulmonary Systems sales were $2.8 million in 2001, 88.3% higher than 2000 reflecting higher telemedicine sales.

Operating costs were $15.5 million in 2001, an increase of $856,000 from 2000. In addition to expanding investment in the PRIME ECG® marketing infrastructure, the Company incurred expenses related to its initial efforts in developing a specialty pharmaceutical business unit. The Company expensed $2.8 million and $2.9 million on research and development activities in fiscal 2001 and 2000, respectively, excluding costs associated with customer-funded projects.

Non-operating expenses in 2001 were $2.8 million, 20% lower than in 2000. The lower level in 2001 is a result of decreased interest expense, which was realized through a combination of lower debt balances and lower interest rates. During the year, bank debt was reduced by $2.7 million, while the Company held $2.2 million of cash at July 31, 2001. The income tax provision was $3.1 million in 2001, reflecting a 52% effective rate, and $1.5 million in 2000, reflecting a 40% effective rate. The 2000 tax provision benefited from utilization of operating loss carryforwards for which valuation allowances were previously provided. Also, the foreign losses for which the Company takes no consolidated tax benefit were higher in 2001 as compared to 2000. The impact of the foreign loss increased the effective tax rate for fiscal 2001 from 39% to 52%.

Line of Business Discussion

Within the Specialty Pharmaceuticals segment, Commercial Systems sales were $33.8 million in 2001, 25% higher than in 2000 due to increased revenue from the EpiPen product, and increased R&D services. In March 2001, the Company launched the EpiPen 2-Pak, a new product packaging, where two EpiPen units and one EpiPen trainer are sold in one package. The initial sales of the 2-Pak were primarily to stock the product with retailers. EpiPen 2-Pak sales accounted for approximately 14% of the total $29.9 million of EpiPen revenues for the year. Contract Research and Development revenue was $3.1 million in fiscal 2001, 106.7% higher than fiscal 2000.

Government Systems revenues fell 17.8% in 2001 compared to the prior year, to $21.4 million. The decrease reflected the cyclical nature of procurements, which are tied to the needs of U.S. and allied military customers. The IBMC with the DoD contributed 73.7% of the total Government Systems revenue in fiscal 2001. For purposes of complying with terms of a contract, the Company discloses that for the year ended July 31, 2001, sales of diazepam auto-injectors to customers other than the U.S. DoD totaled 64,635 units.

The Company maintains a Homeland Security business unit within Government Systems. Revenues within the Homeland Security unit were $639,000 in 2001, 87% higher than the previous year.

Cardiopulmonary Systems product revenues in 2001 were $2.8 million, an increase from 2000 revenues of $1.5 million. The increase was due to increased telemedicine orders to support SHL and its newly announced joint venture with Philips Medical.

Liquidity and Capital Resources

Total cash at July 31, 2002 was $13.0 million, an increase of $10.8 million from July 31, 2001. The Company generated $17.0 million in cash from operations for the current year attributable mostly to net income, non-cash depreciation and amortization, and higher accounts payable and other liabilities, offset by higher inventories. Investing activities in fiscal 2002 used $2.8 million of cash for capital additions, offset by the release of restricted cash. Financing activities used $3.4 million. During the year ended July 31, 2002, the Company issued 727,000 shares of common stock generating gross proceeds to the Company of $10.4 million through a private placement transaction. The Company also issued 618,818 shares of common stock through the exercise of options and warrants, generating gross proceeds of $4.6 million. The proceeds from the issuance of these shares along with cash provided by operations were used to repay in full all of the Company’s debt facilities, which included a $2.75 million term loan from ING, and a $15 million subordinated note from Nomura Holdings. The Company presently has no outstanding debt, and has obtained a $20 million senior revolving credit loan and acquisition line from Fleet National Bank.

Working capital at July 31, 2002 was $21.8 million, up from $11.7 million at July 31, 2001. The increase was primarily attributable to higher cash ($10.8 million), higher inventory ($5.3 million), and the elimination of long-term debt (the current portion of which was $1.3 million at July 31, 2001), offset by higher accounts payable and other accrued liabilities ($7.6 million). At July 31, 2002, accounts receivable were $7.1 million, representing 38 days-sales-outstanding, and inventories were $12.1 million representing a turn-over rate of 4.6 times per year.

Critical Accounting Policies

Revenue Recognition:

The majority of the Company’s revenues involve sales of medical products to commercial, military, and governmental customers. Revenues are recognized as products are shipped and title has transferred to the customer. In addition, we earn substantial revenues from the IBMC with the DoD. The IBMC calls for production of auto-injectors, the retention by the Company of key personnel and facilities to assure expertise for manufacturing auto-injectors, the management of the U.S. Army’s Shelf Life Extension Program, and the pre-stocking of critical components to enhance readiness and mobilization capability. Revenues from this contract are recognized ratably over the contract term, with the exception of revenue from product sales which are recorded upon acceptance by the customer, and revenue from the component prestocking program which are recognized as the raw materials have been accepted by the customer and title has passed to the customer.

Inventory Valuation Allowance:

In determining the allowance for inventory obsolescence and usability, the Company assesses the inventory on-hand on a part-by-part basis and makes a judgment regarding the part’s potential future utilization. Allowances are recorded as deemed appropriate based on the part’s likelihood of use.

Long-Term Asset Impairment:

In determining whether an impairment has occurred, the Company reviews its long-lived assets, including property, plant and equipment and intangible assets, for indicators such as the nature of the asset, historical or future profitability measurements, the future economic benefit of the assets, as well as other external market conditions that may be present. If impairment indicators are present or other factors exist that indicate that the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis. If undiscounted cash flows are not sufficient to recover the asset carrying amount, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. Fair value is estimated using discounted cash flow analysis.

The Company has capitalized software costs related to the development of PRIME ECG. The Company evaluates capitalized software costs for recoverability against anticipated future revenues, and writes down or writes off a portion of the capitalized costs if recoverability is in question.

The Company has excess of cost over net assets acquired (goodwill) related to each of its two reporting units, Specialty Pharmaceuticals and Cardiopulmonary Systems. As required by SFAS No. 142, the Company will test the value of its goodwill annually by determining whether the fair value of each reporting unit exceeds the carrying amount of its net assets, including goodwill. Any impairment that results from applying the methodology required by SFAS No. 142 will be recorded as a charge against operations.

Recent Accounting Standards

In October 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 replaces SFAS No. 121, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 requires that long lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company will adopt the provisions of SFAS No. 144 effective August 1, 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145 “Recission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145) which, in most circumstances, will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. The Company will adopt the new standard effective August 1, 2002, and anticipates that, upon reissuance of the 2002 financial statements covering the period in which the debt extinguishment occurred, the extraordinary loss will be reclassified to other expense, thereby reducing income before income taxes.

Inflation

In the view of management, the low levels of inflation in recent years and changing prices have had no significant effect on the Company’s financial condition and results of operations. Generally, the Company is able to mitigate the effects of inflation on operating costs and expenses through price increases and productivity gains.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies, as a result of transactions in foreign markets. At July 31, 2002, the result of a uniform 10% strengthening in the value of the dollar relative to the currencies in which the Company’s transactions are denominated would have resulted in an increase in net income of approximately $164,000 for the year ended July 31, 2002. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which are a changed dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

MERIDIAN MEDICAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	July 31,
Assets	2002	2001

Current assets:
Cash and cash equivalents	$13,005	$2,167
Restricted cash	—	291
Receivables, less allowances of $169 and $68, respectively	7,067	6,834
Inventories	12,082	6,787
Deferred income taxes	2,143	1,829
Other current assets	754	705

Total current assets	35,051	18,613

Property, plant and equipment	29,228	26,091
Less – Accumulated depreciation	12,604	9,627

Net property, plant and equipment	16,624	16,464

Deferred financing fees	420	490
Capitalized software costs	1,016	1,331
Excess of cost over net assets acquired, net	5,266	5,266
Other intangible assets, net	1,102	1,334

Total assets	$59,479	$43,498

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and other accrued liabilities	$13,007	$5,518
Note payable to bank	—	71
Customer deposits	196	75
Current portion of long-term debt	—	1,250

Total current liabilities	13,203	6,914

Long-term debt — notes payable, net of discount	—	15,813
Deferred income taxes	1,274	1,775
Other non-current liabilities	945	1,250
Commitments and contingencies (Note 9)	—	—

Total liabilities	15,422	25,752

Shareholders’ equity:
Common stock (voting and non-voting)-
Par value $.10 per share; 18,000,000 shares authorized; 4,543,976 and 3,197,088 shares issued	454	320
Additional capital	49,615	33,156
Accumulated other comprehensive income (loss) –cumulative translation adjustment	201	(227)
Accumulated deficit	(6,000)	(15,290)
Treasury stock, 30,176 shares at cost	(213)	(213)

Total shareholders’ equity	44,057	17,746

Total liabilities and shareholders’ equity	$59,479	$43,498

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended July 31,
	2002	2001	2000

Net sales	$82,407	$58,090	$54,607
Cost of sales (exclusive of depreciation shown separately below)	43,352	33,785	32,591

Gross profit	39,055	24,305	22,016

Selling, general, and administrative expenses	12,375	9,184	8,174
Research and development expenses	4,261	2,751	2,853
Depreciation and amortization	3,178	3,588	3,640

	19,814	15,523	14,667

Operating income	19,241	8,782	7,349

Other expense:
Interest expense	1,054	2,735	3,301
Other expense	113	86	235

	1,167	2,821	3,536

Income before income taxes and extraordinary loss	18,074	5,961	3,813

Provision for income taxes	8,139	3,099	1,514

Income before extraordinary loss	9,935	2,862	2,299

Extraordinary loss on debt extinguishment (net of an income tax benefit of $413)	645	—	—

Net income	$9,290	$2,862	$2,299

Earnings per common share:
Income before extraordinary loss	$2.45	$.93	$.77
Extraordinary loss	.16	—	—

Net income per common share	$2.29	$.93	$.77

Earnings per common share assuming dilution:
Income before extraordinary loss	$2.15	$.81	$.70
Extraordinary loss	.14	—	—

Net income per common share assuming dilution	$2.01	$.81	$.70

Weighted average shares:
Basic	4,056	3,064	2,996
Diluted	4,627	3,549	3,276

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended July 31,
	2002	2001	2000

OPERATING ACTIVITIES:
Net income	$9,290	$2,862	$2,299
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,178	3,588	3,640
Amortization of unearned stock compensation	—	35	35
Amortization of capitalized software costs	336	317	159
Amortization of notes payable discount and deferred financing fees	229	371	369
Tax benefit related to exercise of non-qualified stock options	1,615	—	—
Extraordinary loss	1,058	—	—
Deferred income taxes	(815)	118	—
Changes in assets and liabilities
Receivables	(233)	395	2,328
Inventories	(5,295)	1,457	(1,172)
Other current assets	(49)	513	99
Accounts payable and other accrued liabilities	7,610	(2,613)	958
Other	113	(43)	(184)

Net cash provided by operating activities	17,037	7,000	8,531

INVESTING ACTIVITIES
Purchase of fixed assets	(3,137)	(2,525)	(1,747)
Change in restricted cash	291	(6)	(7)
Capitalized software costs	—	(219)	—

Net cash used for investing activities	(2,846)	(2,750)	(1,754)

FINANCING ACTIVITIES
Net payment of line of credit	(71)	(1,672)	(5,574)
Payment on long-term debt	(17,750)	(1,026)	(1,440)
Payment of financing fees	(510)	—	(70)
Proceeds from issuance of common stock	14,978	536	159

Net cash used for financing activities	(3,353)	(2,162)	(6,925)

Net increase (decrease) in cash	10,838	2,088	(148)
Cash and cash equivalents at beginning of period	2,167	79	227

Cash and cash equivalents at end of period	$13,005	$2,167	$79

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

					Cumulative		Unearned
	Common	Additional	Accumulated	Translation	Treasury	Stock Option	Shareholders'
	Stock	Capital	Deficit	Adjustment	Stock	Compensation	Equity

Balance at July 31, 1999	$299	$32,187	$(20,451)	$(14)	$(213)	$(70)	$11,738
Issuance of common stock from the exercise of stock options and warrants	1	158	—	—	—	—	159
Amortization of stock option compensation	—	—	—	—	—	35	35
Foreign currency translation	—	—	—	(140)	—	—	(140)
Net income	—	—	2,299	—	—	—	2,299

Total comprehensive income							2,159

Balance at July 31, 2000	300	32,345	(18,152)	(154)	(213)	(35)	14,091
Issuance of common stock from the exercise of stock options and warrants	20	516	—	—	—	—	536
Tax benefit from exercise of stock options and warrants	—	295	—	—	—	—	295
Amortization of stock option compensation	—	—	—	—	—	35	35
Foreign currency translation	—	—	—	(73)	—	—	(73)
Net income	—	—	2,862	—	—	—	2,862

Total comprehensive income							2,789

Balance at July 31, 2001	320	33,156	(15,290)	(227)	(213)	—	17,746
Issuance of common stock from the exercise of stock options and warrants	61	4,426	—	—	—	—	4,487
Issuance of common stock from private placement transaction	73	10,418	—	—	—	—	10,491
Tax benefit from exercise of stock options and warrants	—	1,615	—	—	—	—	1,615
Foreign currency translation	—	—	—	428	—	—	428
Net income	—	—	9,290	—	—	—	9,290

Total comprehensive income							9,718

Balance at July 31, 2002	$454	$49,615	$(6,000)	$201	$(213)	$—	$44,057

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 8. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Meridian Medical Technologies, Inc.

1.     Business and Summary of Significant Accounting Policies

Meridian Medical Technologies, Inc. (“Company”) is a technology-based health care company that designs, develops and produces a broad range of automatic injectors, prefilled syringes, cardiopulmonary diagnostic and monitoring products, and other innovative health care devices. The Company also supplies customized drug delivery system design, pharmaceutical research and development and FDA cGMP-approved sterile product manufacturing to pharmaceutical and biotechnology companies. The Company operates in two reporting segments: Specialty Pharmaceuticals and Cardiopulmonary Systems. Specialty Pharmaceuticals consists of Commercial and Government Systems business, both of which utilize the Company’s auto-injector technology. The Cardiopulmonary Systems segment utilizes the Company’s electrocardiology and telemedicine technologies.

Principles of Consolidation

All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents and Restricted Cash

The Company considers all investments with a maturity of three months or less on their acquisition date to be cash equivalents. Restricted cash consisted of cash pledged as collateral on a previously outstanding letter of credit supporting the working capital line of credit at the Company’s Belfast subsidiary.

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

Intangible Assets

Intangible assets consist of the following (in thousands):

	July 31,
	2002	2001

Patents and licenses	2,453	2,451
Other	820	794

	3,273	3,245
Less: accumulated amortization	(2,171)	(1,911)

	$1,102	$1,334

Legal costs incurred in connection with patent applications and costs of acquiring patents and licenses are capitalized and amortized on a straight-line basis over the shorter of the patent life (not to exceed seventeen years) or the period of expected benefit. Other intangible assets are amortized over 10 years.

Accounting Standards Recently Adopted

Effective August 1, 2001, the Company early adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” (SFAS No. 142) which resulted in discontinuing the amortization of goodwill (excess of cost over net assets). Under the Statement, goodwill is carried at its book value as of the date of adoption and any future impairment of goodwill will be recognized as an operating expense in the period of impairment. However, under the terms of the Statement, identifiable intangibles with identifiable lives will continue to be amortized. Amortization expense for the year ended July 31, 2002 was $260,000, which represented the amortization relating to the identified intangible assets still required to be amortized under SFAS No. 142. For each of the next five years, intangible amortization expense relating to these identified intangibles is expected to remain at this level.

The Company has two reporting units, Specialty Pharmaceuticals and Cardiopulmonary Systems. As of July 31, 2002, the Specialty Pharmaceuticals unit has $4.7 million of net goodwill, while the Cardiopulmonary unit has $541,000 of net goodwill. There were no changes in the goodwill balance during the year. The Company completed its transitional impairment test of its goodwill balance as of the beginning of fiscal 2002. The results of the impairment test indicated that there was no impairment. The Company is required to test the value of its goodwill at least annually.

As required by SFAS No. 142, the results for periods prior to adoption have not been restated. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows (in thousands, except per share data):

	Year Ended
	July 31,
	2002	2001	2000

Reported income before extraordinary loss	$9,935	$2,862	$2,299
Add back goodwill amortization, net of tax	—	1,136	1,136

Adjusted income before extraordinary loss	$9,935	$3,998	$3,435

Reported net income	$9,290	$2,862	$2,299
Add back goodwill amortization, net of tax	—	1,136	1,136

Adjusted net income	$9,290	$3,998	$3,435

Basic earnings per share before extraordinary loss:
As reported net income per share before extraordinary loss	$2.45	$0.93	$0.77
Goodwill amortization, net of tax	—	0.37	0.38

Adjusted basic earnings per share before extraordinary loss	$2.45	$1.30	$1.15

Basic earnings per share:
As reported net income per share	$2.29	$0.93	$0.77
Goodwill amortization, net of tax	—	0.37	0.38

Adjusted basic earnings per share	$2.29	$1.30	$1.15

Earnings per share before extraordinary loss assuming dilution:
As reported net income per share before extraordinary loss assuming dilution	$2.15	$0.81	$0.70
Goodwill amortization, net of tax	—	0.32	0.35

Adjusted diluted earnings per share before extraordinary loss	$2.15	$1.13	$1.05

Earnings per share assuming dilution:
As reported net income per share assuming dilution	$2.01	$0.81	$0.70
Goodwill amortization, net of tax	—	0.32	0.35

Adjusted diluted earnings per share	$2.01	$1.13	$1.05

Accounting Standards Not Yet Adopted

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS No. 144 replaces SFAS No. 121, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 requires that long lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company will adopt the provisions of SFAS No. 144 effective August 1, 2002. The adoption of SFAS No. 144 is not expected to have a material impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145 “Recission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145) which, in most circumstances, will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. The Company will adopt the new standard effective August 1, 2002, and anticipates that, upon reissuance of the 2002 financial statements covering the period in which the debt extinguishment occurred, the extraordinary loss will be reclassified to other expense, thereby reducing income before income taxes.

Impairment of Long-lived Assets

The Company reviews its long-lived assets to determine whether an event or change in circumstances indicates that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flows exist. If impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset. The fair value of the asset is measured using discounted cash flow analysis or other valuation techniques. No impairment expense was recognized for the years ended July 31, 2002, 2001 or 2000.

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

Foreign Currency

Assets and liabilities of foreign operations are translated at the exchange rate in effect at the balance sheet date. Revenue and expense accounts are translated using a weighted average of exchange rates in effect during the year. Cumulative translation adjustments are shown in the accompanying consolidated balance sheets as a separate component of shareholders’ equity. The aggregate exchange gain (loss) included in determining net income was $97,000, $40,000, and $40,000 for the years ended July 31, 2002, 2001, and 2000, respectively.

Research and Development

Research and development expenses are charged to operations in the period incurred. Customer funded R&D projects generated $3.4 million, $3.1 million, and $1.5 million of revenues for the years ended July 31, 2002, 2001, and 2000, respectively. Costs associated with these projects are reported as costs of goods sold in the same period that revenue is recognized, and were $721,000, $821,000, and $390,000 for the years ended July 31, 2002, 2001, and 2000, respectively.

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

Value of Financial Instruments

Other than described below, the Company considers the recorded value of its financial assets and liabilities, which consist primarily of cash, accounts receivable, accounts payable and other accrued liabilities to approximate the fair value of the respective assets and liabilities at July 31, 2002 and 2001. Management believed the principal balance of its long-term debt as of July 31, 2001, which was $687,000 higher than the carrying value at July 31, 2001, was a better estimate of the fair value of that liability. The debt was carried net of unamortized discount.

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

Net Income Per Common Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands):

	Year Ended July 31,
	2002	2001	2000

Numerator:
Net income	$9,290	$2,862	$2,299

Denominator:
Denominator for basic earnings per share – weighted average shares outstanding	4,056	3,064	2,996
Dilutive effect of stock options and warrants	571	485	280

Denominator for diluted earnings per share	4,627	3,549	3,276

Reclassification

Certain reclassifications have been made to prior year financial statements in order to conform with the current year presentation.

2.     Inventories

Inventories as of July 31, 2002 and 2001 consist of the following (in thousands):

	2002	2001

Components and subassemblies	$7,248	$4,750
Work in process	4,803	2,378
Finished goods	1,099	497

	13,150	7,625
Less: inventory valuation allowance	(1,068)	(838)

	$12,082	$6,787

3.     Fixed Assets

Fixed assets as of July 31, 2002 and 2001 consist of the following (in thousands):

	2002	2001

Furniture and equipment	$19,964	$18,613
Leasehold improvements	5,987	5,378
Construction in progress	3,277	2,100

	29,228	26,091
Less: accumulated depreciation	(12,604)	(9,627)

	$16,624	$16,464

Depreciation expense was $2.9 million, $2.2 million, and $2.2 million for the years ended July 31, 2002, 2001 and 2000, respectively.

4.     Capitalized software costs

During fiscal 2001, the Company capitalized $219,000 of software development costs related to software enhancements to the PRIME ECG™ Electrocardiac Mapping System. The Company had also capitalized $1,588,000 of similar costs during fiscal 1999 and prior. The Company accounts for these development costs in accordance with SFAS 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed.” The Company began amortizing the costs that were capitalized in fiscal 1999 and prior during the third quarter of fiscal 2000, the time the product was available for general release to customers. Amortization of costs capitalized during fiscal 2001 began on March 1, 2002, the date when the product enhancements were available for general release. The capitalized costs are amortized on a product by product basis based on the greater of the ratio of current sales to estimated total sales or a straight–line basis over the remaining estimated economic life of the product, not exceeding five years. During the years ended July 31, 2002, 2001, and 2000, the Company recognized $336,000, $317,000, and $159,000 of amortization expense, respectively, which is included in cost of sales. Total accumulated amortization was $815,000 and $477,000 as of July 31, 2002 and 2001, respectively. The Company periodically evaluates the capitalized software costs for recoverability against anticipated future revenues, and writes down or writes off a portion of the capitalized costs if recoverability is in question.

5.     Debt

During the quarter ended January 31, 2002, the Company repaid in full its $2.75 million senior term loan with International Nederlanden (U.S.) Capital Corporation (“ING”) and its $15 million senior subordinated note with Nomura Holding America, Inc. (“Nomura”), primarily using proceeds from stock issuances and cash generated from operations. The Company also cancelled its $6.5 million revolving line of credit with ING and its GBP 145,000 line of credit for the Northern Ireland operations, which enabled the Company to release previously restricted cash. The Company recorded an extraordinary loss on debt extinguishment of $645,000, net of $413,000 of related tax benefit. This loss consisted of unamortized debt discount and unamortized deferred financing fees relating to the ING and Nomura credit facilities. The unamortized discount was $687,000 as of July 31, 2001 and $599,000 as of the date the debt was extinguished.

The Company has no outstanding debt at July 31, 2002.

Senior Revolving Credit Loan and Acquisition Line

On January 31, 2002, the Company obtained a $20 million senior revolving credit loan and acquisition line from Fleet National Bank (“Fleet”). The Fleet line expires on November 30, 2004. The Company deferred $510,000 of financing fees relating to the new credit facility, which will be amortized over the life of the loan. The interest rate applicable to the senior revolving credit loan and acquisition line is equal to prime and/or LIBOR plus a margin based on the ratio of funded debt to EBITDA, which can range from minus 50 to plus 200 basis points. The Company pays a commitment fee for the unused portion of the credit facility equal to .25% per annum. The Company has made no borrowings to date under this new credit facility.

Senior Subordinated Notes

In April 1998, the Company entered into a note agreement with Nomura Holding America, Inc. for $15 million of senior subordinated notes, at a 12% fixed rate of interest, due April 2005. This note was repaid in full on January 31, 2002. The Company issued a warrant to Nomura to purchase 204,770 shares of the Company’s common stock in conjunction with entering into the agreement. $930,000 of the proceeds was allocated to the value of the warrant; accordingly, the note was carried net of the related unamortized discount. Prior to the extinguishment of the note in January 2002, the Company was amortizing the discount over the term of the debt. This resulted in charges against operations of $51,600 in fiscal 2002 prior to the repayment, and $132,800 in fiscal 2000 and 1999. Nomura exercised its warrant on November 26, 2001, using the cashless exercise option. The Company issued 157,999 shares of common stock to Nomura as a result of this exercise, generating no proceeds.

Lines of Credit

The Company had an agreement with ING for an $6.5 million line of credit and a $5 million long-term loan. The term loan was repaid in full on December 14, 2001, and the line of credit was cancelled.

The ING line of credit accrued interest at either the greater of the prime rate plus 1.25% (8.00% at July 31, 2001) or the federal funds rate plus 1.75%; or the eurodollar loan rate plus 3.25%. The ING line was secured by certain accounts receivable and inventory. The outstanding borrowing on the Company’s ING line of credit was $0 at July 31, 2001. The Company paid a commitment fee to ING of .5% on the average unused portion of the line of credit.

An additional line of credit existed for the Company’s operation in Northern Ireland. The line of credit, which was cancelled during the quarter ended January 31, 2002, was for GBP 145,000 and was secured by an irrevocable standby Letter of Credit. The line of credit matured annually each December and bore interest on outstanding borrowings at the bank’s published rate of 7.25% at July 31, 2001. The outstanding borrowing on this line of credit was $71,000 at July 31, 2001.

Long-Term Debt (ING)

The term loan with ING accrued interest at either the Eurodollar loan rate plus 3.5% or the greater of the prime rate plus 1.5% (8.25% at July 31, 2001) or the federal funds rate plus 2.00%. The outstanding balance was $2,750,000 at July 31, 2001.

Warrants were issued to ING in the financing described above. The Company allocated a portion of the note proceeds to the warrants based on the relative fair value of the warrants and the note at the agreement date. Accordingly, the note was carried at a discount from its maturity value. $811,000 of the remaining unamortized discount ($494,000 after the tax benefit of $317,000) was written off as an extraordinary loss on extinguishment of debt in April 1998. Prior to the extinguishment of the note in

January 2002, the Company was amortizing the remaining discount over the term of the debt. This resulted in charges against operations of $36,000 in fiscal 2002 prior to the repayment, and $108,000 in fiscal 2001 and 2000. ING has exercised the warrants described above with the exception of a warrant covering 90,912 shares of common stock which remains outstanding.

Interest paid for the years ended July 31, 2002, 2001 and 2000 was $1.0 million, $2.4 million and $3.0 million, respectively.

6.     Shareholders’ Equity

Issuance of Common Stock

During the year ended July 31, 2002, the Company issued 727,000 shares of common stock generating proceeds to the Company of $10.5 million through a private placement transaction. The Company also issued 618,818 shares of common stock through the exercise of options and warrants, generating proceeds of $4.5 million.

Employee Stock Purchase Plan

The Company offers a stock purchase plan to all full-time employees whereby the employee can elect to have money withheld from their pay checks, and twice a year, use that money to purchase Company common stock at a discounted price.

Stock Options

The Company has adopted three Stock Option Plans (“the Plans”) which reserve 500,000 shares of common stock for granting of options through 2001, 500,000 shares of common stock for granting of awards through 2007, and 500,000 shares of common stock for granting of awards through 2010. While two of the Plans provide for issuance of non-qualified stock options, incentive stock options, stock appreciation rights, incentive shares and restricted stock, the Plan expiring in 2010 provides only for the issuance of non-qualified stock options, incentive stock options and restricted stock. The Company also has assumed stock options granted by predecessor companies.

Options granted to employees, officers and directors pursuant to the Company’s stock option plans generally have been exercisable in varying amounts in cumulative annual installments up to ten years from the date of grant. The exercise price on all options granted during years ended July 31, 2002, 2001 and 2000 was equivalent to or greater than the market value of the Company’s stock on the date of grant. The Company recognized $35,000 of expense in each of fiscal 2001 and 2000 as a result of options issued in prior years with exercise prices less than fair market value at the date of grant.

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation,” recommends a fair value based methodology of accounting for all stock option plans. Under SFAS No. 123, companies may account for stock options under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related Interpretations and provide pro forma disclosure of net income, as if the fair value based method of accounting defined in SFAS No. 123 had been applied. The Company has elected to follow APB 25 and related Interpretations in accounting for its employee stock options and provide pro forma fair value disclosure under SFAS 123.

For SFAS 123, the fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000: risk-free interest rate of 4.0%, 5.0%, and 5.0%, respectively; no dividends; a volatility factor of the expected market price of the Company’s common stock of .68, .55, and .55, respectively; and a weighted-average expected life of the options of approximately seven years. The weighted average fair value of options granted during 2002, 2001 and 2000 was $16.10, $7.77, and $4.36, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For the purpose of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options’ vesting periods. The Company’s pro forma net income and net income per share calculated using the provisions of FAS 123 were as follows (in thousands, except per share data):

	Year Ended July 31,
	2002	2001	2000

Net income	$9,290	$2,862	$2,299
Pro forma FAS 123 expense	(1,008)	(589)	(394)

Pro forma net income	$8,282	$2,273	$1,905

Weighted average shares outstanding	4,056	3,064	2,996
Pro forma net income per share	$2.04	$0.74	$0.64

The following table summarizes stock option activity and stock options exercisable for the years ended July 31, 2002, 2001 and 2000.

		Weighted Average		Weighted Average		Weighted Average
	2002	Exercise price	2001	Exercise price	2000	Exercise price

Number of shares
Options outstanding at beginning of year	1,141,948	$7.52	1,009,834	$6.54	795,435	$6.81
Granted during the year	292,500	23.72	184,000	13.46	281,326	6.20
Exercised during the year	(183,365)	8.81	(25,913)	7.08	(7,032)	9.13
Expired or terminated	(3,086)	17.78	(25,973)	12.00	(59,895)	8.02

Options outstanding at end of year	1,247,997	$11.10	1,141,948	$7.52	1,009,834	$6.54

Options exercisable at end of year	666,941	$6.25	646,502	$6.20	519,334	$6.18

The price range of options outstanding is as follows:

	2002	2001	2000

Less than $1.00	148,512	148,512	148,512
$1.00 to $5.00	51,450	66,950	66,950
$5.01 to $9.00	470,160	574,736	586,059
$9.01 to $13.00	162,300	172,050	143,613
$13.01 to $20.00	174,700	179,700	64,700
$20.01 and above	240,875	—	—

	1,247,997	1,141,948	1,009,834

The average contractual life of the Company’s options is approximately 6-10 years.

Common Stock Warrants

Outstanding warrants to acquire the Company’s common stock as of July 31, 2002 and 2001 are as follows:

	2002	2001

Exercise price:
$1.00 -$10.99	—	204,770
@$11.00	90,912	377,417
@$18.60	36,350	—

	127,262	582,187

All warrants to purchase shares of common stock outstanding at July 31, 2002 expire during calendar year 2006.

7.     Income Taxes

The provision for federal, state, and foreign income taxes on income before extraordinary loss consists of the following (in thousands):

	Year Ended July 31,
	2002	2001	2000

Current:
Federal	$7,226	$2,686	$2,357
State	1,568	651	447
Foreign	—	6	185
NOL utilization	(371)	(362)	(1,475)

	8,423	2,981	1,514
Deferred:
Federal and state	(284)	118	—

	$8,139	$3,099	$1,514

The following is a reconciliation of the provision for income taxes to the provision calculated at the statutory rate (in thousands):

	Year Ended July 31,
	2002	2001	2000

Provision for income taxes at federal statutory rate	$6,325	$2,027	$1,296
State taxes, net of federal income tax benefit	993	496	261
Non-deductible costs	16	440	483
Changes in valuation allowance	493	76	(920)
Foreign taxes	82	82	321
Other	230	(22)	73

	$8,139	$3,099	$1,514

The Company paid income taxes of $4,864,600, $3,791,200, and $126,400 for the years ended July 31, 2002, 2001, and 2000, respectively.

The Company provides deferred income taxes for temporary differences between the book basis of assets and liabilities for financial reporting purposes and the basis of assets and liabilities for tax return purposes. Deferred tax assets and liabilities were as follows at July 31, 2002 and 2001 (in thousands):

	July 31,
	2002	2001

Foreign net operating loss carryforwards	$2,561	$2,068
Valuation allowance	(2,561)	(2,068)
U.S. net operating loss and tax credits carryforward	484	425
Inventory valuation	367	326
Uniform inventory capitalization	648	280
Postretirement benefits	362	325
Incentive accrual	406	247
Vacation expense	248	153
Other	204	73

Deferred tax asset	$2,719	$1,829

Depreciation	$(1,749)	$(1,667)
Patent costs	(101)	(108)

Deferred tax liability	$(1,850)	$(1,775)

At July 31, 2002, the Company has net operating losses (NOLs) available for future use to offset U.S. income of approximately $1.2 million. These NOLs begin to expire in 2005. At July 31, 2002, the Company’s foreign subsidiaries have NOLs to offset their future income of approximately $8.5 million, which have no expiration date.

Realization of net deferred tax assets at the balance sheet date is dependent upon future earnings. Based on historical net operating losses and uncertain future earnings, a valuation allowance to offset net deferred tax assets related to all foreign NOL’s has been recorded at July 31, 2002.

For financial statement reporting purposes, income before income taxes and extraordinary loss includes the following components:

	Year Ended July 31,
	2002	2001	2000

U.S	$19,717	$8,003	$5,321
Foreign	(1,643)	(2,042)	(1,508)

	$18,074	$5,961	$3,813

8.     Employee Retirement Plans

Pension and Savings Plans

The Company maintains a profit sharing thrift plan covering all full-time employees in the United States. Annual contributions under the plan may be made up to 6.6% of the base annual salary of all plan participants not covered by a collective bargaining agreement. Plan benefit allocations are based on the participants’ annual compensation. The Company made no profit sharing contributions in fiscal 2002, 2001, or 2000. As part of this profit sharing thrift plan, eligible employees may elect to make contributions on a pre-tax basis to the plan. The Company matches a portion of the contributions by employees not covered by a collective bargaining agreement. The Company match amounted to $227,900, $207,700, and $156,700 in fiscal years 2002, 2001, and 2000, respectively.

The Company also made payments to a multi-employer pension plan for its full-time employees in St. Louis, Missouri covered by a collective bargaining agreement. Contributions to this plan resulted in expense of $187,700, $150,100, and $125,600 in fiscal years 2002, 2001, and 2000, respectively.

Other Postretirement Benefits

The Company sponsors a postretirement benefit plan (the “Plan”) to provide certain medical and life insurance benefits to retirees, their spouses and dependents. The Plan is contributory for medical benefits based on the retiree’s years of service and is noncontributory for life insurance benefits. The Company funds its obligations under the Plan as incurred.

The following table sets forth the Plan’s funded status (in thousands):

	2002	2001

Benefit obligation at the beginning of the year	$857	$710
Service cost	49	23
Interest cost	82	57
Actuarial loss/(gain)	303	127
Benefits paid	(99)	(60)

Benefit obligation at the end of the year	1,192	857
Unrecognized prior service cost	(6)	(15)
Unrecognized net gain	215	527
Unrecognized transition obligation	(493)	(538)

Accrued benefit costs	$908	$831

The Company recognized net periodic postretirement expense of $175,300, $108,000, and $98,100 for the years ended July 31, 2002, 2001 and 2000, respectively, as follows (in thousands):

	2002	2001	2000

Service cost-benefits attributed to service during periods	$49	$23	$20
Interest cost on accumulated postretirement benefit obligation	82	57	54
Amortization of prior service	9	9	9
Amortization of net gain	(10)	(26)	(30)
Amortization of transition obligation	45	45	45

Net periodic postretirement benefit cost	$175	$108	$98

For measurement purposes, an 8.0% annual rate of increase in cost of health care was assumed for fiscal 2002; the rate was assumed to decrease gradually to 5% by 2007 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. To illustrate, increasing assumed health care cost by 1% in each year would increase the accumulated postretirement benefit obligation as of July 31, 2002 by $207,000 and the aggregate of the service and interest cost component of net periodic postretirement benefit cost by $28,500 for the year ended July 31, 2002. The weighted average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% and 7.25% for 2002 and 2001, respectively.

9.     Commitments and Contingencies

Leases

The Company has various commitments under operating leases through 2014 relating to computer hardware and software, its pharmaceutical manufacturing facility and warehouses in St. Louis, Missouri, its facility in Kent, England, a facility in Belfast, Northern Ireland, and administrative offices in Columbia, Maryland and St. Louis, Missouri.

Future minimum rentals as of July 31, 2002 under noncancellable leases are as follows (in thousands):

Year Ending July 31,	Operating Leases	Sublease Revenue

2003	$1,103	$29
2004	1,102	2
2005	806	—
2006	542	—
2007	497	—
Thereafter	2,368	—

	$6,418	$31

The Company incurred net rental expense of $1,513,000, $1,401,000, and $1,282,500 in fiscal 2002, 2001 and 2000, respectively. Included within net rental expense is sublease rental income of $207,000, $386,700, and $350,400 in fiscal 2002, 2001, and 2000, respectively.

Sale/Leaseback of Former Headquarters Building

In connection with the December 1988 sale of the Company’s former headquarters building in Bethesda, Maryland, the Company’s obligations under the Leasehold Deed of Trust (“Ground Lease”) were assigned to and assumed by the purchaser of the building. The Company remains contingently liable under the Ground Lease. The annual commitment under the Ground Lease aggregated approximately $168,900 in 2002 (adjusted for increases in the Consumer Price Index) and extends until the year 2042.

Litigation

Lawsuits and claims are filed from time to time against the Company and its subsidiaries in the ordinary course of business. Management of the Company, after reviewing developments to date with legal counsel, is of the opinion that the outcome of such matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Government Contract Revenue

The Company’s supply contracts with the DoD are subject to post-award audit and potential price redetermination. In the opinion of management, adjustments, if any, on completed contracts would not have a material adverse effect on the Company’s consolidated financial position or results of operations.

Employee Contracts

The Company has an agreement with a key employee which provides for certain benefits should the employee be terminated within the term of the agreement for other than specified reasons. This agreement renews for three-year periods unless timely notice of non-renewal is given. Additionally, all stock options held by the employee become immediately exercisable and any restrictions on transfer of the Company’s stock held by the employee shall lapse. The Company also has agreements with certain key employees which provide for certain benefits should the employees be terminated within a two year period subsequent to a change of control (as defined by the agreements) for other than specified reasons. Benefits to be provided under all of the above agreements include continued life, disability, accident and health insurance coverage for a period of two years and a severance payment up to 100-200% of the employee’s annual base compensation. The maximum contingent liability under these agreements at July 31, 2002 is $2,178,700.

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

10.     Segment Information

The Company operates in two industry segments: Specialty Pharmaceuticals, previously known as Pharmaceutical Systems, and Cardiopulmonary Systems. Both segments include the design, development, manufacture and sale of medical products and related services, with a major focus on safe and convenient participation by the patient. The Cardiopulmonary Systems business unit operates in Northern Ireland with most of its revenue generated overseas. Revenues, operating income, and long-lived asset additions by segment for the years ended July 31, 2002, 2001 and 2000 and total assets at July 31, 2002, 2001 and 2000 are as follows:

	2002	2001	2000

Revenues:
Specialty Pharmaceuticals	$77,857	$55,264	$53,106
Cardiopulmonary Systems	4,550	2,826	1,501

Total revenues	82,407	58,090	54,607

Operating income (loss):
Specialty Pharmaceuticals	$23,611	$11,652	$10,064
Cardiopulmonary Systems	(4,370)	(2,870)	(2,715)

Total operating income	19,241	8,782	7,349

Long-lived asset additions
Specialty Pharmaceuticals	$3,199	$2,797	$1,747
Cardiopulmonary Systems	448	287	—

Total long-lived asset additions	3,647	3,084	1,747

Total assets
Specialty Pharmaceuticals	$52,675	$38,767	$40,018
Cardiopulmonary Systems	6,804	4,731	4,667

Total assets	59,479	43,498	44,685

11.     Significant Customers & Foreign Operations

Financial information relating to major customers and export sales follows (in thousands):

	For the year ended July 31,

	2002	2001	2000

Sales to major U.S. customers:
U.S. Department of Defense	$22,400	$15,793	$17,904
Dey L.P.	36,702	29,861	23,918
Other	11,801	4,617	3,459

Total	70,903	50,271	45,281

Export sales:
Contract sales to the Governments of foreign countries	6,954	4,993	7,825
Other	4,550	2,826	1,501

Total export sales	11,504	7,819	9,326

Total net sales	$82,407	$58,090	$54,607

The Company extends credit to domestic customers and generally requires a letter of credit for export sales.

At July 31, 2002 and 2001, the Company had 50% and 67%, respectively, of its accounts receivable from two customers, Dey and the U.S. government. An affiliate of Dey, EM Industries, Inc., is a shareholder of the Company.

The Company operates subsidiaries in the U.K which represent 6.7% and 5.1% of the Company’s sales for the years ended July 31, 2002 and 2001, respectively, and 11.8% and 9.9% of the Company’s total assets at July 31, 2002 and 2001, respectively. Long-lived assets located in the U.K. were 7.4% and 7.8% of the Company’s total long-lived assets at July 31, 2002 and 2001, respectively.

12.     Quarterly Operating Results (unaudited)

                    (in thousands, except per share data)

	Quarter Ended

Fiscal Year 2002	Oct. 31, 2001	Jan. 31, 2002	Apr. 30, 2002	Jul. 31, 2002

Net sales	$14,777	$24,958	$22,270	$20,402
Cost of sales	8,081	12,279	12,118	10,874

Gross profit	6,696	12,679	10,152	9,528

Operating expenses	3,984	5,007	5,420	5,403

Operating income	2,712	7,672	4,732	4,125
Other expense, net	(677)	(391)	(59)	(40)

Income before income taxes and extraordinary loss	2,035	7,281	4,673	4,085
Provision for income taxes	877	3,329	1,996	1,937
Extraordinary loss, net of income taxes	—	645	—	—

Net income	$1,158	$3,307	$2,677	$2,148

Earnings per common share:
Income before extraordinary loss	$0.36	$0.97	$0.60	$0.47
Extraordinary loss	—	0.16	—	—

Net income per common share	$0.36	$0.81	$0.60	$0.47

Earnings per common share assuming dilution:
Income before extraordinary loss	$0.32	$0.86	$0.53	$0.42
Extraordinary loss	—	0.14	—	—

Net income per common share assuming dilution	$0.32	$0.72	$0.53	$0.42

Fiscal Year 2001	Oct. 31, 2000	Jan. 31, 2001	Apr. 30, 2001	Jul. 31, 2001

Net sales	$12,986	$14,021	$14,774	$16,309
Cost of sales	7,848	8,084	8,649	9,204

Gross profit	5,138	5,937	6,125	7,105

Operating expenses	3,621	4,197	4,003	3,702

Operating income	1,517	1,740	2,122	3,403
Other expense, net	(702)	(755)	(652)	(712)

Income before income taxes	815	985	1,470	2,691
Provision for income taxes	390	500	706	1,503

Net income	$425	$485	$764	$1,188

Net income per common share	$0.14	$0.16	$0.25	$0.38

Net income per common share assuming dilution	$0.12	$0.14	$0.22	$0.33

During the quarter ended January 31, 2002, the Company repaid in full its $2.75 million senior term loan with ING and its $15 million senior subordinated note with Nomura, primarily using proceeds from stock issuances and cash generated from operations. The Company also cancelled its $6.5 million revolving line of credit with ING and its GBP 145,000 line of credit for the Northern Ireland operations, which enabled the Company to release previously restricted cash. The Company recorded an extraordinary loss on debt extinguishment of $645,000, net of $413,000 of related tax benefit. This loss consisted of unamortized debt discount and unamortized deferred financing fees relating to the ING and Nomura credit facilities.

On January 31, 2002, the Company obtained a $20 million senior revolving credit loan and acquisition line from Fleet. The Fleet line expires on November 30, 2004. The Company deferred $465,000 of financing fees relating to the new credit facility, which will be amortized over the life of the loan. The Company has no outstanding debt at July 31, 2002.

Effective August 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Intangible Assets” which resulted in the discontinuance of amortization of goodwill. Under this statement, goodwill will be carried at its book value as of August 1, 2001 and any future impairment of goodwill will be recognized as an operating expense in the period of impairment. Therefore no amount for goodwill amortization is included in any of the four quarters in fiscal 2002. As required by SFAS No. 142, the results for periods prior to adoption have not been restated. Goodwill amortization of $284,000 is included in operating expenses in each of the four quarters ended in fiscal 2001.

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Meridian Medical Technologies, Inc.

We have audited the accompanying consolidated balance sheets of Meridian Medical Technologies, Inc. and subsidiaries as of July 31, 2002 and 2001 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended July 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Meridian Medical Technologies, Inc. and subsidiaries at July 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in fiscal 2002 the Company changed its method of accounting for goodwill and intangible assets.

/s/ Ernst & Young LLP

McLean, VA
September 16, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEMS 10 through 13.

Information required by Part III (Items 10 through 13) of this Form 10-K is incorporated by reference to the Company’s definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended July 31, 2002, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures: Not applicable.
(b)	Changes in Internal Controls: To the knowledge of the Registrant, there have not been any significant changes in the Registrant’s internal controls or in other factors that could significantly affect these controls subsequent to their evaluation in connection with the preparation of this report, including any corrective actions with regard to significant deficiencies and material weaknesses.

(c)	Asset-Backed Issuers: Not applicable.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS FORM 8-K

(a)	The following documents are included under Item 8 in this report:

1.	Financial Statements:
Consolidated Balance Sheets at July 31, 2002 and 2001.
Consolidated Statements of Operations for the years ended July 31, 2002, 2001, and 2000.
Consolidated Statements of Shareholders’ Equity for the years ended July 31, 2002, 2001, and 2000.
Consolidated Statements of Cash Flows for the years ended July 31, 2002, 2001, and 2000.
Notes to Consolidated Financial Statements.
Report of Independent Auditors.

The above-listed financial statements are included in Item 8 to this Form 10-K.
2.	Financial Statement Schedule:
The following financial statement schedule immediately precedes the signatures to this report:
Schedule II — Valuation and Qualifying Accounts.
All other schedules are omitted because they are immaterial, not applicable or the required information is shown in the consolidated financial statements or the notes thereto.

3.	The exhibits listed on the Exhibit Index on pages 56-60 of this Form 10-K are filed herewith or are incorporated herein by reference.
(b)	Reports on Form 8-K:

                         No reports on Form 8-K were filed during the quarter ended July 31, 2002.

SCHEDULE II

MERIDIAN MEDICAL TECHNOLOGIES, INC.
VALUATION AND QUALIFYING ACCOUNTS

		Additions	Additions
	Balance at	Charged to	Charged to
	Beginning of	other	Costs and	Write-off	Balance at
	Period	Accounts	Expenses	Deductions	End of Period
For the year ended July 31, 2002
Allowance for doubtful accounts	$67,900	$—	$104,100	$3,000	$169,000
Inventory valuation allowance	$837,700	$—	$1,624,400	$1,394,500	$1,067,600
Restructuring reserves	$20,500	$—	$—	$20,500	$—

For the year ended July 31, 2001
Allowance for doubtful accounts	$523,700	$—	$134,400	$590,200	$67,900
Inventory valuation allowance	$745,500	$—	$1,285,900	$1,193,700	$837,700
Restructuring reserves	$78,700	$—	$—	$58,200	$20,500

For the year ended July 31, 2000
Allowance for doubtful accounts	$466,500	$—	$57,200	$—	$523,700
Inventory valuation allowance	$438,000	$—	$1,145,300	$837,800	$745,500
Restructuring reserves	$134,300	$—	$—	$55,600	$78,700

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
(Registrant)

By /S/JAMES H. MILLER
James H. Miller
Chairman of the Board
President & CEO

Dated: October 3, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/S/ JAMES H. MILLER James H. Miller	Chairman, President and Chief Executive Officer (Principal Executive Officer)	October 3, 2002

/S/ DENNIS P. O’BRIEN Dennis P. O’Brien	Vice President of Finance and Chief Financial Officer (Principle Financial and Accounting Officer)	October 3, 2002

* Thomas L. Anderson	Director	October 3, 2002

* Bruce M. Dresner	Director	October 3, 2002

* Robert G. Foster	Director	October 3, 2002

* David L. Lougee	Director	October 3, 2002

* By: /S/ JAMES H. MILLER James H. Miller Attorney-in-fact		October 3, 2002

CEO Certification

I, James H. Miller, Chairman, President and Chief Executive Officer of Meridian Medical Technologies, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Meridian Medical Technologies, Inc. for the fiscal year ended July 31, 2002;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

October 3, 2002

/S/ JAMES H. MILLER

James H. Miller Chairman, President and Chief Executive Officer Meridian Medical Technologies, Inc.

CFO Certification

I, Dennis P. O’Brien, Vice President of Finance and Chief Financial Officer of Meridian Medical Technologies, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Meridian Medical Technologies, Inc. for the fiscal year ended July 31, 2002;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

October 3, 2002

/S/ DENNIS P. O’BRIEN

Dennis P. O’Brien Vice President of Finance and Chief Financial Officer Meridian Medical Technologies, Inc.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	The Company’s Bylaws (as amended). Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended July 31, 1997 (File No. 0-5958).
3.2	First Amended and Restated Certificate of Incorporation and certification of the amendment of first amended and restated Certificate of Incorporation. Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended July 31, 1997 (File No. 0-5958).

4.1	Form of Securities Purchase Agreement, dated as of November 30, 2001, by and among Meridian Medical Technologies, Inc. and the purchasers in the Company’s December 5, 2001 private placement. Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K dated December 13, 2001 (File No. 0-5958).

4.2	Warrant issued by the Company to Fahnestock & Co. Inc. in connection with the Company’s December 5, 2001 private placement, dated as of December 5, 2001. Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K dated December 13, 2001 (File No. 0-5958).

10.1	Indenture of Lease, dated January 1, 1982, between Survival Technology, Inc. and Abraham M. Morrison. Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended July 31, 1988 (File No. 0-5958).

10.2	Lease Agreement dated August 26, 1991 between Pru Beta 2 and the Company. Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended July 31, 1991 (File No. 0-5958).

10.3	Agreement dated June 23, 1981 between Survival Technology, Inc. and American Home Products Corporation. Incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended July 31, 1988 (File No. 0-5958).

10.4	License Agreement dated April 20, 1982 between Survival Technology, Inc. and American Home Products Corporation. Incorporated by reference to Exhibit 10.12.1 to the Company’s Annual Report on Form 10-K for the year ended July 31, 1988 (File No. 0-5958).

10.5	Letter Agreement dated as of January 31, 1990 between Center Laboratories, a division of EM Industries, Inc. and the Company. Incorporated by reference to Exhibit 10.10.1 to the Company’s Annual Report on Form 10-K for the year ended July 31, 1990 (File No. 0-5958).

10.6	Agreement by and between Survival Technology, Inc. and EM Industries, Inc., dated as of October 21, 1996. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1999 (File No. 0-5958).

10.7	Supply Agreement dated as of January 1, 2001 between Meridian Medical Technologies, Inc. and Dey, L.P. Incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001 (File No. 0-5958). (Portions of this Exhibit have been omitted pursuant to a Confidential Treatment Request, which the Company has filed separately with the Securities and Exchange Commission.)

10.8	Warrant Purchase Agreement, dated as of April 15, 1996, between Brunswick and Internationale Nederlanden (U.S.) Capital Corporation. Incorporated by reference to Exhibit 2 to the Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2, 1996 (File No. 5-35771).

10.9	First Amendment to Warrant Purchase Agreement, dated as of October 25, 1996, between Brunswick and Internationale Nederlanden (U.S.) Capital Corporation. Incorporated by reference to Exhibit 5 to the Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2, 1996 (File No. 5-35771).

10.10	Assumption Agreement to the Warrant Purchase Agreement, dated as of November 20, 1996, between Meridian Medical Technologies, Inc. and Internationale Nederlanden (U.S.) Capital Corporation. Incorporated by reference to Exhibit 7 to the Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2, 1996 (File No. 5-35771).

10.11	Warrant Certificate for 90,912 Warrants of Meridian Medical Technologies, Inc. — Certificate No. 1. Incorporated by reference to Exhibit 10 to the Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2, 1996 (File No. 5-35771).

10.12	Form of Registration Rights Agreement with former Brunswick stockholders. Incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 1996. (File No. 0-5958).

10.13	Registration Rights Agreement, dated as of April 15, 1996, between Brunswick and Internationale Nederlanden (U.S.) Capital Corporation. Incorporated by reference to Exhibit 3 to the Schedule 13D filed by ING (U.S.) Investment Corporation dated December 2, 1996 (File No. 5-35771).

10.14	Loan and Security Agreement between the Company and Fleet National Bank dated January 30, 2002. Incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002 (File No. 0-5958).

10.15	Contract SP0200-02D-0006 dated September 15, 2002 between the U.S. Government (Defense Personnel Support Center) and the Company. Filed herewith.
10.16	Survival Technology, Inc. 1986 Stock Option Plan (as amended). Incorporated by reference to Exhibit 4.2 to Registration Statement No. 33-46981 on Form S-8.*
10.17	Meridian Medical Technologies, Inc. 1997 Long-Term Incentive Plan. Incorporated by reference to Exhibit 4 to Registration Statement No. 333-32498 on Form S-8.*
10.18	Meridian Medical Technologies, Inc. 2000 Stock Incentive Plan. Incorporated by reference to Exhibit 4 to Registration Statement No. 333-54780 on Form S-8.*

10.19	Form of Change of Control Agreement between the Company and Dr. Gerald L. Wannarka, Mr. Peter A Garbis, Mr. Dennis P. O’Brien, and Mr. Robert J. Kilgore dated October 9, 2001. Incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2001 (File No. 0-5958).*

10.20	Change of Control Agreement between the Company and Mr. Carl J. Rebert dated May 6, 2002. Incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2002 (File No. 0-5958).*

10.21	Independent Consultant Agreement between the Company and Thomas L. Anderson dated December 6, 2001. Incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2002 (File No. 0-5958).*

10.22	Employment agreement with James H. Miller, dated December 6, 2001. Filed herewith.*
22	A list of the Company’s subsidiaries is not provided because they, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary as of the end of the year covered by this report.

23.1	Consent of Independent Auditors. Filed herewith.
24	Power of Attorney of the Company’s Directors. Filed herewith.
99.1	CEO Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
99.2	CFO Certificate pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
99.3	Factors affecting the Company’s business and prospects. Filed herewith.

*  Management contract, compensatory plan or arrangement.