Form 10-K/A
period 2002-07-31
MERIDIAN MEDICAL TECHNOLOGIES INC
filed 2002-11-22
CIK 95676

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

EXPLANATORY NOTE:

     This Amendment No. 1 to the Form 10-K of Meridian Medical Technologies, Inc. (the “Company”) for the fiscal year ended July 31, 2002 is filed solely to add Part III of Form 10-K, which was omitted from the Form 10-K as filed on October 3, 2002 in reliance on General Instruction G(3) thereto.

PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding executive officers and certain significant employees of the Company was included in the Form 10-K filed on October 3, 2002.

     The Company’s Board of Directors consists of five members and is divided into three classes, as nearly equal in number as reasonably possible. The following table sets forth certain information regarding the Board of Directors. Unless otherwise indicated, each director held the position indicated or another senior executive position with the same entity for the last five years.

		Director
Name and Age	Principal Occupation and other Directorships	Since

Class I Director whose Term will expire following fiscal 2003
Thomas L. Anderson Age 54	January 16, 2002 to present, consultant to pharmaceutical industry	2001
	Until January 15, 2002, President, ALPHARMA — U.S. Pharmaceuticals division
Class II Directors whose Terms will expire following fiscal 2004
Bruce M. Dresner Age 54	January 1, 2002 to present, Principal, Quellos Group, LLC	1985
	Until February 28, 2002, Vice President for Investments & Chief Investment Officer, Columbia University
David L. Lougee Age 62	Partner, Mirick, O’Connell, DeMallie & Lougee (law firm)	1996

Class III Directors whose Terms will expire following fiscal 2002
James H. Miller Age 64	Chairman, President and Chief Executive Officer of the Company	1989
Robert G. Foster Age 64	Chief Executive Officer and Founder, Commonwealth Bioventures, Inc. (venture capital firm)	1996

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock of the Company. Executive officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company’s knowledge, based solely upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required during fiscal 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent stockholders were met.

ITEM 11 EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth information for the three fiscal years ended July 31, 2002 as to compensation paid for services rendered to the Company by the President and Chief Executive Officer and the four other executive officers of the Company who were employed by the Company as of July 31, 2002 and whose total annual salary and bonus for fiscal 2002 exceeded $100,000 (the “Named Executives”).

		ANNUAL		LONG-TERM
		COMPENSATION		COMPENSATION
				AWARDS

				SECURITIES
				UNDERLYING	ALL OTHER
NAME AND	FISCAL	SALARY	BONUS	OPTIONS/SARS	COMPENSATION
PRINCIPAL POSITION	YEAR	($)(1)	($)	(#)	($)(2)

James H. Miller	2002	416,667	250,000	110,000	30,566
Chairman, President	2001	395,833	140,000	50,000	29,229
and CEO	2000	375,000	210,000	60,000	26,524

Peter A. Garbis	2002	152,000	49,300	12,000	7,128
Vice President,	2001	143,633	30,000	7,000	6,860
Organization	2000	134,800	44,800	20,000	6,369
Development

Robert J. Kilgore (3)	2002	173,500	47,800	15,000	7,268
Sr. Vice President	2001	165,000	35,000	25,000	35,926
and General Manager,	2000	49,231	18,700	35,000	45,314
Specialty Pharmaceuticals

Dennis P. O’Brien	2002	173,250	75,000	25,000	7,766
Vice President of	2001	162,583	40,000	20,000	7,644
Finance and Chief	2000	151,462	79,900	45,000	3,390

Financial Officer

Gerald L. Wannarka	2002	178,533	70,000	20,000	8,071
Sr. Vice President	2001	169,333	40,000	20,000	8,040
and Chief Technology	2000	157,577	56,400	25,000	5,039
Officer

(1)	Includes amounts deferred at the election of the Named Executive under the Company’s 401(k) Plan.

(2)	Includes Company matching contributions under the Company’s 401(k) Plan in the following amounts for fiscal 2002: Mr. Miller, $5,765, Mr. Garbis, $5,441, Mr. Kilgore, $5,903, Mr. O’Brien, $6,120, and Dr. Wannarka $6,397. The Company provides group accidental death and disability and term life insurance to all its employees who work more than 30 hours per week. The death and disability benefit and life insurance benefit under the Company’s plan is up to 200% of the insured person’s annual compensation (as defined in the plan), except in the case of certain employees, including the Named Executives, with respect to whom benefits are up to 300% of the insured person’s annual income. Premiums paid attributable to such benefits in fiscal 2002 were as follows: Mr. Miller, $24,800, Mr. Garbis, $1,687, Mr. Kilgore, $1,365, Mr. O’Brien, $1,647, and Dr. Wannarka $1,674.

(3)	Mr. Kilgore was named Senior Vice President as of April 1, 2000.

Stock Options

     The following table sets forth further information regarding grants of options to purchase Meridian Medical Technologies, Inc. common stock (“Common Stock”) made by the Company during fiscal 2002 to the Named Executives.

Option/SAR Grants In Last Fiscal Year

					Potential Realizable Value at
					Assumed Annual Rates of Stock
					Price Appreciation for Option
					Term(1)

	Number of	Percent of Total
	Securities	Options/SARs
	Underlying	Granted to
	Options/SARs	Employees in	Exercise Price
Name	Granted(2)	Fiscal 2002	per Share	Expiration Date	5% ($)	10% ($)

James H. Miller	100,000	37.6%	$21.87	10/19/2011	$1,375,393	$3,485,515
	10,000		$19.88	12/6/2011	$125,024	$316,836

Peter A. Garbis	12,000	4.1%	$21.87	10/19/2011	$165,047	$418,262

Rober L. Kilgore	15,000	5.1%	$21.87	10/19/2011	$206,309	$522,827

Dennis P. O’Brien	20,000	8.5%	$21.87	10/19/2011	$275,079	$697,103
	5,000		$19.88	12/6/2011	$62,512	$158,418

Gerald L. Wannarka	20,000	6.8%	$21.87	10/19/2011	$275,079	$697,103

(1)	Disclosures of the 5% and 10% assumed annual compound rates of stock appreciation are mandated by the rules of the SEC and do not represent the Company’s estimate or projection of future Common Stock prices. The actual value realized may be greater or less than the potential realizable value set forth in the table.

(2)	Consists of stock options granted pursuant to the Meridian Medical Technologies, Inc. 2000 Stock Incentive Plan (“2000 Plan”). Each option granted vests 25% on the date of grant, and then in cumulative annual installments of 25%, commencing one year from the date of grant and expires ten years from the date of grant, subject to acceleration upon a change in control of the Company. The exercise price of each option granted is equal to the fair market value of the Common Stock on the date of grant.

     The following table summarizes certain information regarding the exercise of options by the Named Executives during fiscal 2002, and the outstanding options held by the Named Executives as of July 31, 2002.

AGGREGATED OPTION/SAR EXERCISES IN LAST
FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

			Number of Securities				Value of Unexercised In-the-Money
			Underlying Unexercised Options/SARS				Options/SARS at Fiscal Year End
	Shares		at Fiscal Year End (#)				($)(2)
	acquired on	Value Realized
Name	Exercise (#)	($)(1)	Exercisable		Unexercisable		Exercisable	Unexercisable

James H. Miller	30,726	$712,713	200,000	(3)	150,000	(3)	$4,609,025	$2,667,900

Peter A. Garbis	8,235	$245,828	31,000		24,650		$828,380	$522,844

Rober L. Kilgore	5,000	$155,825	17,500		52,500		$419,781	$1,259,344

Dennis P. O’Brien	5,000	$164,125	36,250		58,750		$881,313	$1,245,688

Gerald L. Wannarka	6,000	$146,895	45,925		42,975		$1,203,362	$868,294

(1)	Value is based on the fair market value of Common Stock on the date of exercise less the option exercise price.

(2)	Value is calculated as the difference between the fair market value of a share of Common Stock on July 31, 2002 ($34.79 per share), and the exercise prices of the options.

(3)	Excludes 148,512 shares underlying exercisable and unexercisable options assumed by the Company in connection with the 1996 merger. Such options are exercisable for $.01 per share.

Employment and Change of Control Agreements

     The Company is party to an employment agreement (the “Employment Agreement”), effective December 6, 2001, with James H. Miller. Under the Employment Agreement, the Company will employ Mr. Miller as President and Chief Executive Officer. The Employment Agreement has an initial term of three years, provides for a minimum base salary (currently $450,000) and customary benefits, and is extended annually to maintain a three-year term. The Company may terminate the Employment Agreement upon death or disability or for “Cause” (as defined in the Employment Agreement). If the Company terminates the Employment Agreement for any reason other than death, disability or Cause, or Mr. Miller terminates the Employment Agreement for “Good Reason,” as defined in the Employment Agreement, Mr. Miller will be entitled to continued life, disability, accident and health insurance coverage for up to 36 months and will be entitled to receive the following amounts:

•	his full base compensation earned through the date of termination;

•	any bonus to which he had become entitled but which had not yet been paid to him;

•	a lump sum cash payment equal to the product of (a) three and (b) his combined base compensation for the preceding 12 months;

•	a lump sum cash payment equal to his “annual bonus” (as defined in the Employment Agreement); and

•	a lump sum cash payment equal to the product of (a) his “annual bonus” (as defined in the Employment Agreement) and (b) a fraction, the numerator of which is the number of days in the then-current fiscal year through the date of termination and the denominator of which is 365.

     In addition, all options to purchase Company stock previously awarded to Mr. Miller would become immediately exercisable and any transfer restrictions on restricted securities would lapse. The Employment Agreement further provides that Mr. Miller is entitled to receive a gross-up payment to cover any excise taxes that may be payable under Section 4999 of the Internal Revenue Code of 1986, as amended (“Code”) and for any taxes imposed on that additional payment.

     In connection with the proposed merger (the “Merger”) of the Company with Merlin 2002 Acquisition Corp. (“Merger Sub”), a wholly-owned subsidiary of King Pharmaceuticals, Inc. (“King”), on October 19, 2002, the Board of Directors approved an amendment to the Employment Agreement, providing that at the effective time of the Merger, Mr. Miller will be entitled to receive the payments he would have been entitled to receive had he terminated his employment for “Good Reason” (as defined in the Employment Agreement) at the effective time of the Merger without Mr. Miller’s being required to terminate his employment with the Company. The amendment was adopted for purposes of retaining Mr. Miller’s services after the Merger, and it is currently anticipated Mr. Miller will continue to be employed by the Company after the effective time of the Merger.

     In addition, for the 36-month period following Mr. Miller’s termination of employment with King and its affiliates (including the Company), Mr. Miller will be entitled to life, disability, accident and health insurance coverage (under the Company’s plan and policies) that are substantially the same as that which he received immediately prior to his date of termination of employment, provided that if any such benefits cannot be provided to Mr. Miller or his dependents, beneficiaries or estate under any of the Company’s plans, the Company will cause Mr. Miller to receive such benefits under alternative plans or arrangements that provide such coverage on substantially the same terms and at a cost to Mr. Miller that is not greater than that incurred by him (determined on an after-tax basis) immediately prior to the date of his termination of employment.

     The Company is party to change of control agreements (the “Change of Control Agreements”) with Peter Garbis, Robert Kilgore, Gerald Wannarka and Dennis O’Brien (the “Executives”). These Change of Control Agreements each have a term of three years, beginning in fiscal 2002. Under these Change of Control Agreements, following the occurrence of both a Change of Control and a Termination Event (as such terms are defined in the Change of Control Agreements) (each, a “Trigger Event”), the Company will pay each Executive his full base compensation as earned through the date of the Trigger Event, any bonus to which the Executive has become entitled but has not yet been paid to the Executive, a lump sum cash payment equal to the sum of (i) the Executive’s combined base compensation for the 12 month period preceding the Trigger Event and (ii) the Executive’s Annual Bonus (as such term is defined in the Change of Control Agreements), and a lump sum cash payment equal to a pro rata portion of the higher of the Executive’s target bonus or the Executive’s Annual Bonus. In addition, the Company will continue to provide life and health insurance coverage for each Executive for a period of 12 months following the occurrence of a Trigger Event. The Merger will constitute a Change of Control under the Change of Control Agreements.

Compensation of Directors

     Each of the Company’s directors other than Mr. Miller received, during fiscal 2002, a $10,000 retainer fee payable in quarterly installments and $2,000 for each meeting of the Board personally attended (other than meetings held by telephone conference as to which no fee is paid). In addition, the chairman of the Audit Committee received an additional annual retainer fee of $4,500, payable in quarterly installments of $1,125, which, effective with the fourth quarter of fiscal 2002, was increased to $6,000, payable in quarterly installments of $1,500. Also, effective the fourth quarter of fiscal 2002, each of the other members of the Audit Committee received an additional annual retainer fee of $3,000, payable in quarterly installments of $750. During fiscal 2002, each non-employee director received an automatic grant on the date of the annual meeting of non-statutory stock options covering 9,000 shares of Common Stock under the 2000 Plan at an exercise price of $19.88 per share. Options so granted have an exercise price equal to the fair market value of the Common Stock on the date of grant, are exercisable with respect to 25 percent of the shares of Common Stock on the date of grant and vest in cumulative annual installments of 25 percent commencing one year from the date of grant, subject to acceleration upon a change in control of the Company and generally expire 10 years from the date of grant. If a director is removed from office, all options granted to such director pursuant to the automatic grants will expire immediately upon such removal. For information regarding a consulting arrangement between Mr. Anderson and the Company, please see “Certain Relationships and Related Transactions.”

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                     STOCKHOLDER MATTERS

Beneficial Ownership Information

     Set forth below is a table showing certain information with respect to those persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of Common Stock, the Named Executives, each director of the Company and all executive officers and directors of the Company as a group as of October 31, 2002.

	Number of Shares
	Beneficially Owned		Percent
Beneficial Owner	Directly or Indirectly(1)(2)		of Class(3)

Paulson & Co. Inc.	400,000	(4)	8.8%
650 Fifth Avenue
16th Floor
New York, NY 10019

Hathaway & Associates Ltd.	344,000	(4)	7.6%
119 Rowayton Avenue
Rowayton, CT 06853

Barclays Global Investors 45 Fremont Street, 18th Floor San Francisco, CA 94105	252,914	(4)	5.6%

Thomas L. Anderson	6,000		*

Bruce M. Dresner	28,425		*

Robert G. Foster	63,637	(5)	1.4%

Peter A. Garbis	41,306		*

David L. Lougee	24,163		*

James H. Miller	403,180	(6)	8.2%

Dennis P. O’Brien	56,131		1.2%

Robert J. Kilgore	21,250		*

Gerald L. Wannarka	62,650		1.4%

Carl J. Rebert	0		*

All directors and executive officers as a group (10 persons)	706,742		13.5%

* Less than 1%

(1)	Unless otherwise indicated, includes shares held directly by the individual as well as by such individual’s spouse, shares held in trust and in other forms of indirect ownership over which shares the individual effectively exercises sole voting and investment power and shares which the named individual has a right to acquire within sixty days of October 31, 2002, pursuant to the exercise of stock options or warrants.

(2)	Includes the following number of shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of October 31, 2002: Mr. Anderson, 6,000; Mr. Dresner, 26,925; Mr. Foster, 43,225; Mr. Garbis, 41,150; Mr. Kilgore, 21,250; Mr. Lougee, 23,725; Mr. Miller, 398,512; Mr. O’Brien, 53,750; Dr. Wannarka, 62,650; and all directors and executive officers as a group, 677,187.

(3)	Based upon 4,547,856 shares of Common Stock outstanding as of October 31, 2002, plus shares of Common Stock issuable within 60 days of October 31, 2002 under option or warrant.

(4)	The information set forth in the table above is derived from a Schedule 13D or 13G or the most recent amendment thereof or a Form 13F filed with the Commission.

(5)	Includes 15,070 shares of Common Stock held jointly by Mr. Foster with his wife or children, 342 shares held individually by Mr. Foster, 5,000 shares held by a profit sharing plan for the benefit of Mr. Foster, 43,225 shares subject to options exercisable within 60 days, but excludes 2,900 shares of Common Stock held individually by Mr. Foster’s wife through an IRA. Mr. Foster disclaims beneficial ownership of the shares of Common Stock held individually by his wife through an IRA.

(6)	Includes 4,668 shares of Common Stock, but excludes 760 shares of Common Stock held by Mr. Miller’s children and grandchildren. Mr. Miller disclaims beneficial ownership of the shares of Common Stock held by his children and grandchildren.

Potential Change in Control

     On October 19, 2002, the Company entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with King and the Merger Sub. Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company. The Company will survive the Merger as a wholly-owned subsidiary of King. At the effective time of the Merger, each outstanding share of Common Stock, other than treasury shares and shares held by King or Merger Sub, will be converted into the right to receive $44.50 in cash, for a total of approximately $247 million for all outstanding common stock and common stock equivalents. Consummation of the transaction is subject to a number of conditions, including the approval of the Company’s stockholders.

Equity Compensation Plan Information

     The following table sets forth information as of July 31, 2002 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

	(a)	(b)	(c)

Number of
securities
remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation
	exercise of	exercise price of	plans (excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in
Plan Category	and rights	and rights	column (a))

Equity compensation plans approved by security holders	1,247,997	$11.10	409,725 (1)

Equity compensation plans not approved by security holders	0	—	0

Total	1,247,997	$11.10	409,725

(1)	Includes 232,896 shares of Common Stock authorized for issuance under the Company’s Employee Stock Purchase Plan, pursuant to which Company employees may purchase Common Stock through payroll deductions. There are two six-month offering periods during each calendar year. At the end of each offering period, shares of common stock are purchased for the accounts of participants at a per share price equal to 85% of the lesser of the fair market value of Common Stock on the first day of the offering period or the fair market value of Common Stock on the last day of the offering period.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Thomas L. Anderson, a director of the Company, provided business consulting services to the Company pursuant to an Independent Consultant Agreement dated December 6, 2001 (the “Independent Consultant Agreement”). During the period of December 6, 2001 through July 31, 2002, Mr. Anderson received $127,750 as compensation for services rendered pursuant to the Independent Consultant Agreement.

     The Company was party to a loan agreement providing for a term loan and a revolving credit facility with Internationale Nederlanden (U.S.) Capital Corporation (“ING”), which is an affiliate of Internationale Nederlanden (U.S.) Investment Corporation, which in turn, during fiscal 2002, was the beneficial owner of in excess of 5% of the Company’s outstanding Common Stock. On December 14, 2001, the term loan was repaid in full by the Company and the revolving credit facility was cancelled. At the time of repayment, the term loan was in an aggregate principal amount of $2.5 million at an interest rate of either the Eurodollar loan rate plus 3.5%; or the greater of the prime rate plus 1.5% (8.25% at July 31, 2001) or the federal funds rate plus 2.0%. The revolving credit facility had a $6.5 million maximum availability, and the outstanding borrowing was $0 at the time of cancellation. The credit facility bears interest at a rate of either the greater of the prime rate plus 1.25% (8.00% at July 31, 2001) or the federal funds rate plus 1.75%; or the Eurodollar loan rate plus 3.25%. The Company paid a commitment fee to ING of 0.5% on the average unused portion of the revolving credit facility. At July 31, 2002, ING was no longer a beneficial owner of in excess of 5% of the outstanding Common Stock.

     Nomura Holding America Inc. (“Nomura”) owned $15 million aggregate principal amount of senior subordinated notes issued by the Company. The notes, which carried an interest rate of 12%, were repaid in full on January 31, 2002. During fiscal 2002, Nomura held warrants to purchase in excess of 5% of the Company’s outstanding Common Stock at an exercise price of $11.988 per share. Nomura exercised its warrants on November 26, 2001 and at July 31, 2002, was no longer a beneficial owner of in excess of 5% of the outstanding Common Stock.

     Dey L.P. (“Dey”), an affiliate of EM Industries, Inc. (“EM”), a beneficial owner of in excess of 5% of the outstanding Common Stock during fiscal 2002, is the exclusive distributor of the Company’s EpiPen® line of auto-injectors. The Company’s contract with Dey extends until the year 2010, so long as certain minimum quantity requirements are met, and generated revenues of approximately $36.7 million to the Company in fiscal 2002. At July 31, 2002, EM was no longer a beneficial owner of in excess of 5% of the outstanding Common Stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

MERIDIAN MEDICAL TECHNOLOGIES, INC.

By:	/s/ Dennis P. O’Brien
Dennis P. O’Brien,
Vice President — Finance
and Chief Financial Officer

Date: November 22, 2002