Form 10-K/A
period 2002-07-31
MERIDIAN MEDICAL TECHNOLOGIES INC
filed 2002-12-13
CIK 95676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE:

     This Amendment No. 2 to the Form 10-K of Meridian Medical Technologies, Inc. (the “Company”) for the fiscal year ended July 31, 2002 is filed solely to add (1) the certifications required under the Sarbanes-Oxley Act of 2002; (2) additional information regarding the business experience of the Company’s directors; and (3) a statement regarding Compensation Committee Interlocks and Insider Participation in Compensation Decisions.

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

		Director
Name and Age	Principal Occupation and other Directorships	Since

Class I Director whose Term will expire following fiscal 2003

Thomas L. Anderson Age 54	January 16, 2002 to present, consultant to pharmaceutical industry Until January 15, 2002, President, ALPHARMA – U.S. Pharmaceuticals division (pharmaceutical company)	2001

Class II Directors whose Terms will expire following fiscal 2004

Bruce M. Dresner Age 54	January 1, 2002 to present, Principal, Quellos Group, LLC (investment management company) Until February 28, 2002, Vice President for Investments & Chief Investment Officer, Columbia University	1985

David L. Lougee Age 62	Partner, Mirick, O’Connell, DeMallie & Lougee (law firm)	1996

Class III Directors whose Terms will expire following fiscal 2002

James H. Miller Age 64	Chairman, President and Chief Executive Officer of the Company	1989

Robert G. Foster Age 64	Chief Executive Officer and Founder, Commonwealth Bioventures, Inc. (venture capital firm)	1996

Mr. Anderson has served as a director of the Company since 2001. Since January 2002, Mr. Anderson has been a consultant to the pharmaceutical industry. Prior thereto, since 1997, Mr. Anderson served as President of the U.S. Pharmaceuticals Division of ALPHARMA, Inc., a pharmaceutical company that manufactures and markets approximately 170 products. From 1989 to 1996, Mr. Anderson served in a number of positions at Foxmeyer Health Corporation, a pharmaceutical company, including President and Chief Operating Officer, Executive Vice President and Chief Operating Officer, and Executive Vice President.

Mr. Dresner has served as a director of the Company since 1985. Since January 2002, Mr. Dresner has served as a Principal of Quellos Group, LLC, an investment management company. Mr. Dresner served as Vice President for Investments and Chief Investment Officer for Columbia University from 1990 through February 2002, and in that position, was responsible for the management of the Columbia University Endowment.

Mr. Foster has served as a director of the Company since 1996. Since May 1987, Mr. Foster has served as Chief Executive Officer of Commonwealth Bioventures, Inc., a private seed venture capital company of which he is a co-founder. From 1976 to 1987, he served as Chairman, President and Chief Executive Officer of Ventrex Laboratories, Inc., a biotechnology products company of which he was also a co-founder.

Mr. Lougee has served as a director of the Company since 1996. Mr. Lougee joined the law firm of Mirick, O’Connell, DeMallie & Lougee in 1965, where he is a securities partner. Mr. Lougee has previously served on the Secretary of State’s Task Force on Massachusetts Securities Regulation and on the Boston Bar Association’s statewide committee to revise the General Business Laws.

Mr. Miller joined the Company as President in June 1989, was elected Chief Executive Officer in June 1990 and was elected Chairman of the Board in April 1996. Prior to joining the Company, Mr. Miller served as Executive Vice President of Beecham Laboratories from February 1987 to May 1989, responsible for the Pharmaceutical and Animal Health Divisions. Prior to joining Beecham, Mr. Miller spent ten years with Frank J. Corbett Inc. (healthcare advertising agency) as Executive Vice President and fourteen years in marketing management with Abbott Laboratories.

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

		ANNUAL		LONG-TERM
		COMPENSATION		COMPENSATION AWARDS

				SECURITIES
				UNDERLYING	ALL OTHER
NAME AND	FISCAL	SALARY	BONUS	OPTIONS/SARS	COMPENSATION
PRINCIPAL POSITION	YEAR	($)(1)	($)	(#)	($)(2)

James H. Miller	2002	416,667	250,000	110,000	30,566
Chairman, President	2001	395,833	140,000	50,000	29,229
and CEO	2000	375,000	210,000	60,000	26,524

Peter A. Garbis	2002	152,000	49,300	12,000	7,128
Vice President,	2001	143,633	30,000	7,000	6,860
Organization	2000	134,800	44,800	20,000	6,369
Development

Robert J. Kilgore (3)	2002	173,500	47,800	15,000	7,268
Sr. Vice President and	2001	165,000	35,000	25,000	35,926
General Manager,	2000	49,231	18,700	35,000	45,314
Specialty
Pharmaceuticals

Dennis P. O’Brien	2002	173,250	75,000	25,000	7,766
Vice President of	2001	162,583	40,000	20,000	7,644
Finance and Chief	2000	151,462	79,900	45,000	3,390
Financial Officer

Gerald L. Wannarka	2002	178,533	70,000	20,000	8,071
Sr. Vice President	2001	169,333	40,000	20,000	8,040
and Chief Technology	2000	157,577	56,400	25,000	5,039
Officer

(1)	Includes amounts deferred at the election of the Named Executive under the Company’s 401(k) Plan.

(2)	Includes Company matching contributions under the Company’s 401(k) Plan in the following amounts for fiscal 2002: Mr. Miller, $5,765, Mr. Garbis, $5,441, Mr. Kilgore, $5,903, Mr. O’Brien, $6,120, and Dr. Wannarka $6,397. The Company provides group accidental death and disability and term life insurance to all its employees who work more than 30 hours per week. The death and disability benefit and life insurance benefit under the Company’s plan is up to 200% of the insured person’s annual compensation (as defined in the plan), except in the case of certain employees, including the Named Executives, with respect to whom benefits are up to 300% of the insured person’s annual income. Premiums paid attributable to such benefits in fiscal 2002 were as follows: Mr. Miller, $24,800, Mr. Garbis, $1,687, Mr. Kilgore, $1,365, Mr. O’Brien, $1,647, and Dr. Wannarka $1,674.

(3)	Mr. Kilgore was named Senior Vice President as of April 1, 2000.

Stock Options

     The following table sets forth further information regarding grants of options to purchase Meridian Medical Technologies, Inc. common stock (“Common Stock”) made by the Company during fiscal 2002 to the Named Executives.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

Potential Realizable
Value at Assumed Annual
Rates of Stock Price
Appreciation for Option
Term(1)

	Number	Percent of Total
	Securities	Options/SARs
Name	Underlying	Granted to
	Options/SARs	Employees in	Exercise Price	Expiration	5% ($)	10% ($)
	Granted(2)	Fiscal 2002	per Share	Date

James H. Miller	100,000	37.6%	$21.87	10/19/2011	$1,375,393	$3,485,515

	10,000		$19.88	12/6/2011	$125,024	$316,836

Peter A. Garbis	12,000	4.1%	$21.87	10/19/2011	$165,047	$418,262

Rober L. Kilgore	15,000	5.1%	$21.87	10/19/2011	$206,309	$522,827

Dennis P. O’Brien	20,000	8.5%	$21.87	10/19/2011	$275,079	$697,103
	5,000		$19.88	12/6/2011	$62,512	$158,418

Gerald L. Wannarka	20,000	6.8%	$21.87	10/19/2011	$275,079	$697,103

(1)	Disclosures of the 5% and 10% assumed annual compound rates of stock appreciation are mandated by the rules of the SEC and do not represent the Company’s estimate or projection of future Common Stock prices. The actual value realized may be greater or less than the potential realizable value set forth in the table.

(2)	Consists of stock options granted pursuant to the Meridian Medical Technologies, Inc. 2000 Stock Incentive Plan (“2000 Plan”). Each option granted vests 25% on the date of grant, and then in cumulative annual installments of 25%, commencing one year from the date of grant and expires ten years from the date of grant, subject to acceleration upon a change in control of the Company. The exercise price of each option granted is equal to the fair market value of the Common Stock on the date of grant.

     The following table summarizes certain information regarding the exercise of options by the Named Executives during fiscal 2002, and the outstanding options held by the Named Executives as of July 31, 2002.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES

			Number of Securities				Value of Unexercised
			Underlying Unexercised				In-the-Money
			Options/SARS at Fiscal Year				Options/SARS at Fiscal Year
	Shares		End (#)				End ($)(2)
	acquired on	Value Realized
Name	Exercise (#)	($)(1)	Exercisable		Unexercisable		Exercisable	Unexercisable

James H. Miller	30,726	$712,713	200,000	(3)	150,000	(3)	$4,609,025	$2,667,900
Peter A. Garbis	8,235	$245,828	31,000		24,650		$828,380	$522,844
Rober L. Kilgore	5,000	$155,825	17,500		52,500		$419,781	$1,259,344
Dennis P. O’Brien	5,000	$164,125	36,250		58,750		$881,313	$1,245,688
Gerald L. Wannarka	6,000	$146,895	45,925		42,975		$1,203,362	$868,294

(1)	Value is based on the fair market value of Common Stock on the date of exercise less the option exercise price.

(2)	Value is calculated as the difference between the fair market value of a share of Common Stock on July 31, 2002 ($34.79 per share), and the exercise prices of the options.

(3)	Excludes 148,512 shares underlying exercisable and unexercisable options assumed by the Company in connection with the 1996 merger. Such options are exercisable for $.01 per share.

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

     In connection with the proposed merger (the “Merger”) of the Company with Merlin 2002 Acquisition Corp. (“Merger Sub”), a wholly-owned subsidiary of King Pharmaceuticals, Inc. (“King”), on October 19, 2002, the Board of Directors approved an amendment to the Employment Agreement, providing that at the effective time of the Merger, Mr. Miller will be entitled to receive the payments he would have been entitled to receive had he terminated his employment for “Good Reason” (as defined in the Employment Agreement) at the effective time of the Merger without Mr. Miller’s being required to terminate his employment with the Company. The amendment was adopted for purposes of retaining Mr. Miller’s services after the Merger and it is currently anticipated Mr. Miller will continue to be employed by the Company after the effective time of the Merger.

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

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

The Compensation and Stock Option Committee of the Board of Directors (the “Compensation Committee”) is comprised of only non-employee directors of the Company. Messrs. Foster and Lougee currently serve as members of the Compensation Committee and were the only persons who served as members of the Compensation Committee during fiscal 2002. Neither of the members of the Compensation Committee was, during fiscal 2002, an officer of the Company or any of its subsidiaries or had any relationship requiring disclosure in this report. In addition, no executive officer of the Company served as a director or a member of the compensation committee of any other entity one of whose executive officers served as a director or on the Compensation Committee of the Company.

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

Beneficial Owner	Number of Shares		Percent
	Beneficially Owned		of Class(3)
	Directly or Indirectly(1)(2)

Paulson & Co. Inc. 650 Fifth Avenue 16th Floor New York, NY 10019	400,000	(4)	8.8%

Hathaway & Associates Ltd. 119 Rowayton Avenue Rowayton, CT 06853	344,000	(4)	7.6%

Barclays Global Investors 45 Fremont Street, 18th Floor San Francisco, CA 94105	252,914	(4)	5.6%

Thomas L. Anderson	6,000		*

Bruce M. Dresner	28,425		*

Robert G. Foster	63,637	(5)	1.4%

Peter A. Garbis	41,306		*

David L. Lougee	24,163		*

James H. Miller	403,180	(6)	8.2%

Dennis P. O’Brien	56,131		1.2%

Robert J. Kilgore	21,250		*

Gerald L. Wannarka	62,650		1.4%

Carl J. Rebert	0		*

All directors and executive officers as a group (10 persons)	706,742		13.5%

* Less than 1%

(1)	Unless otherwise indicated, includes shares held directly by the individual as well as by such individual’s spouse, shares held in trust and in other forms of indirect ownership over which shares the individual effectively exercises sole voting and investment power and shares which the named individual has a right to acquire within sixty days of October 31, 2002, pursuant to the exercise of stock options or warrants.

(2)	Includes the following number of shares of Common Stock issuable upon exercise of stock options exercisable within 60 days of October 31, 2002: Mr. Anderson, 6,000; Mr. Dresner, 26,925; Mr. Foster, 43,225; Mr. Garbis, 41,150; Mr. Kilgore, 21,250; Mr. Lougee, 23,725; Mr. Miller, 398,512; Mr. O’Brien, 53,750; Dr. Wannarka, 62,650; and all directors and executive officers as a group, 677,187.

(3)	Based upon 4,547,856 shares of Common Stock outstanding as of October 31, 2002, plus shares of Common Stock issuable within 60 days of October 31, 2002 under option or warrant.

(4)	The information set forth in the table above is derived from a Schedule 13D or 13G or the most recent amendment thereof or a Form 13F filed with the Commission.

(5)	Includes 15,070 shares of Common Stock held jointly by Mr. Foster with his wife or children, 342 shares held individually by Mr. Foster, 5,000 shares held by a profit sharing plan for the benefit of Mr. Foster, 43,225 shares subject to options exercisable within 60 days, but excludes 2,900 shares of Common Stock held individually by Mr. Foster’s wife through an IRA. Mr. Foster disclaims beneficial ownership of the shares of Common Stock held individually by his wife through an IRA.

(6)	Includes 4,668 shares of Common Stock, but excludes 760 shares of Common Stock held by Mr. Miller’s children and grandchildren. Mr. Miller disclaims beneficial ownership of the shares of Common Stock held by his children and grandchildren.

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

	(a)	(b)	(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,247,997	$11.10	409,725(1)

Equity compensation plans not approved by security holders	0	—	0

Total	1,247,997	$11.10	409,725

(1)	Includes 232,896 shares of Common Stock authorized for issuance under the Company’s Employee Stock Purchase Plan, pursuant to which Company employees may purchase Common Stock through payroll deductions. There are two six-month offering periods during each calendar year. At the end of each offering period, shares of common stock are purchased for the accounts of participants at a per share price equal to 85% of the lesser of the fair market value of Common Stock on the first day of the offering period or the fair market value of Common Stock on the last day of the offering period.

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

Dennis P. O’Brien,
Vice President of Finance
and Chief Financial Officer

Date: December 13, 2002

CEO Certification

     I, James H. Miller, Chairman, President and Chief Executive Officer of Meridian Medical Technologies, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K/A of Meridian Medical Technologies, Inc. for the fiscal year ended July 31, 2002;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

December 13, 2002

/S/ JAMES H. MILLER James H. Miller Chairman, President and Chief Executive Officer Meridian Medical Technologies, Inc.

CFO Certification

     I, Dennis P. O’Brien, Vice President of Finance and Chief Financial Officer of Meridian Medical Technologies, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K/A of Meridian Medical Technologies, Inc. for the fiscal year ended July 31, 2002;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

December 13, 2002

/S/ DENNIS P. O’BRIEN Dennis P. O’Brien Vice President of Finance and Chief Financial Officer Meridian Medical Technologies, Inc.