Form 10-Q
period 2002-10-31
MERIDIAN MEDICAL TECHNOLOGIES INC
filed 2002-12-16
CIK 95676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: ______to ______

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

                    YES [X]           NO [  ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of December 12, 2002

Common Stock, $.10 par value	4,568,339 Shares

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

INTRODUCTION

Meridian Medical Technologies, Inc. (hereinafter referred to as “Meridian” or “MMT” or the “Company”), a publicly-traded company (NASDAQ: “MTEC”), operates its business in two segments: Specialty Pharmaceuticals and Cardiopulmonary Systems. The Company is a leading producer of auto-injector drug delivery devices, which are used for the self-administration of injectable drugs. Meridian has received FDA approval for a proprietary electrocardiac mapping system technology, the PRIME ECG®. The Company feels that this product is a major breakthrough in cardiac care because it offers significant potential to save lives and reduce health care costs. The U.S marketing effort for the PRIME ECG® began immediately after FDA clearance was received.

Meridian’s auto-injector business is the major part of its core Specialty Pharmaceuticals business. The Specialty Pharmaceuticals business generated $77.9 million in revenue in the fiscal year ended July 31, 2002, and $23.3 million for the three months ended October 31, 2002, accounting for 94% of Meridian’s total revenues for those periods. Meridian sells its auto-injector products to both commercial and government markets. The principal source of revenues in the commercial market comes from its EpiPen® family of auto-injectors, which are prescribed primarily for severe allergic reactions. Government revenues are principally generated from nerve agent antidotes and other emergency medicine auto-injector products and services marketed to the U.S. Department of Defense (“DoD”) and other federal, state and local agencies, particularly those involved in homeland security, as well as to foreign governments. The Company plans on expanding its Specialty Pharmaceuticals business through the development and/or acquisition of targeted specialty pharmaceutical products and utilization of its drug-delivery expertise.

The Cardiopulmonary Systems segment, which accounted for 6% of Meridian’s revenues in its fiscal year ended July 31, 2002 and the three months ended October 31, 2002, includes the PRIME ECG® and its telemedicine business. The telemedicine business is currently the principal source of revenues in the Cardiopulmonary Systems segment. In March 2002, the Company received clearance from the FDA to market its new PRIME ECG® product in the United States. This approval is the culmination of years of development and investment in this product, which the Company feels could generate significant revenues and profits over time, as it targets a significant worldwide market. The Company’s goal is to establish PRIME ECG® as the standard of care in the diagnosis, treatment and monitoring of heart disease. The Company introduced PRIME ECG® in certain countries outside the United States in 2000, having received the CE mark approval in Europe.

On October 19, 2002, Meridian entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with King Pharmaceuticals, Inc. (“King”), and Merlin 2002 Acquisition Corp., a wholly-owned subsidiary of King (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”). The Company will survive the Merger as a wholly-owned subsidiary of King. At the effective time of the Merger, each outstanding share of the Company’s common stock, other than treasury shares and shares held by King or Merger Sub, will be converted into the right to receive $44.50 in cash, for a total of approximately $247 million for all outstanding common stock and common stock equivalents. Consummation of the transaction is subject to a number of conditions, including the approval of the Company’s stockholders. The foregoing description of the Merger is qualified in its entirety by reference to the terms of the Merger Agreement, which was filed as an exhibit to the Company’s Current Report on Form 8-K on October 22, 2002.

The Company’s plans with respect to its business units may be altered by decisions made by King following consummation of the Merger.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

FORWARD LOOKING STATEMENTS

This report and other written and oral statements made by the Company may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to financial performance and other financial and business matters. Forward-looking statements are typically identified by future or conditional verbs or similar expressions regarding events that have yet to occur. These forward-looking statements are based on the Company’s current expectations and are subject to numerous assumptions, risks and uncertainties. The following factors, among others, could cause actual results to differ materially from forward-looking statements or historical performance: failure of the requisite number of Meridian stockholders to approve the Merger; the costs related to the Merger; potential or actual litigation challenging the Merger; inability to realize cost savings or revenue enhancements, implement integration plans and other consequences associated with mergers, acquisitions, restructurings, and divestitures; political, economic and competitive conditions; capital availability or costs; fluctuations in demand for the Company’s products; government procurement timing and policies; technological challenges associated with the development and manufacture of the Company’s products; commercial acceptance of the Company’s products; delays, costs and uncertainties associated with clinical testing and government approvals required to market new drugs and medical devices; availability and quality of raw materials; success and timing of efficiency, cost reduction and quality enhancement programs; regulatory and contract compliance; relationships with significant customers; adequacy of product liability insurance; ability to obtain, timing and success of marketing representatives and strategic alliances; ability to establish and maintain a sales and marketing infrastructure in support of U.S. PRIME ECG® and specialty pharmaceutical products; uncertainties relating to healthcare reform measures and third party reimbursement, and adequacy of intellectual property protection. Meridian assumes no duty to update forward-looking statements.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements

MERIDIAN MEDICAL TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	October 31,	July 31,
Assets	2002	2002

	(unaudited)
Current assets:
Cash and cash equivalents	$14,388	$13,005
Receivables, less allowances of $176 and $169, respectively	9,009	7,067
Inventories	12,382	12,082
Deferred income taxes	2,143	2,143
Other current assets	709	754

Total current assets	38,631	35,051

Property, plant and equipment	29,167	29,228
Less – Accumulated depreciation	(13,360)	(12,604)

Net property, plant and equipment	15,807	16,624

Deferred financing fees	375	420
Capitalized software costs, net	922	1,016
Excess of cost over net assets acquired, less amortization of $6,096	5,266	5,266
Other intangible assets, net	1,037	1,102

Total assets	$62,038	$59,479

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable and other accrued liabilities	$12,886	$13,007
Customer deposits	492	196

Total current liabilities	13,378	13,203

Deferred income taxes	1,274	1,274
Other non-current liabilities	971	945

Total liabilities	15,623	15,422

Shareholders’ equity:
Common stock (voting and non-voting)
Par value $.10 per share; 18,000,000 shares authorized; 4,547,856 and 4,543,976 shares issued	455	454
Additional capital	49,659	49,615
Accumulated other comprehensive income – cumulative translation adjustment	88	201
Accumulated deficit	(3,574)	(6,000)
Treasury stock, 30,176 shares at cost	(213)	(213)

Total shareholders’ equity	46,415	44,057

Total liabilities and shareholders’ equity	$62,038	$59,479

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

MERIDIAN MEDICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	October 31,
	2002	2001

Net sales	$24,792	$14,777
Cost of sales	13,398	8,081

Gross profit	11,394	6,696

Selling, general, and administrative expenses	5,101	2,240
Research and development expenses	1,108	990
Depreciation and amortization	829	754

	7,038	3,984

Operating income	4,356	2,712

Other expense:
Interest expense	30	611
Other expense	10	66

	40	677

Income before income taxes	4,316	2,035

Provision for income taxes	1,890	877

Net income	$2,426	$1,158

Net income per common share	$.53	$.36

Net income per common share assuming dilution	$.46	$.32

Weighted average shares:
Basic	4,544	3,205
Diluted	5,273	3,665

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

MERIDIAN MEDICAL TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended
	October 31,
	2002	2001

OPERATING ACTIVITIES:
Net income	$2,426	$1,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	829	754
Amortization of capitalized software costs	94	80
Amortization of notes payable discount and deferred financing fees	45	94
Changes in assets and liabilities
Receivables	(1,942)	(405)
Inventories	(300)	(1,622)
Other current assets	45	64
Accounts payable and other liabilities	175	2,072
Other	(95)	63

Net cash provided by operating activities	1,277	2,258

INVESTING ACTIVITIES
Purchase of fixed assets	(525)	(704)
Reimbursement of fixed asset purchases	586	—

Net cash provided by (used for) investing activities	61	(704)

FINANCING ACTIVITIES
Net proceeds on lines of credit	—	5
Payment on long-term debt	—	(250)
Proceeds from issuance of common stock	45	157

Net cash provided by (used for) financing activities	45	(88)

Net increase in cash	1,383	1,466
Cash and cash equivalents at beginning of period	13,005	2,167

Cash and cash equivalents at end of period	$14,388	$3,633

The accompanying notes are an integral part of these consolidated financial statements.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying unaudited consolidated financial statements include the accounts of Meridian Medical Technologies, Inc. and its subsidiaries. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of October 31, 2002 and July 31, 2002, and the results of its operations and cash flows for the three-month periods ended October 31, 2002 and 2001. The results of operations for the three-month period ended October 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2003. Certain prior period amounts have been reclassified to conform to current period presentation. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Meridian Medical Technologies, Inc. 2002 Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

2.	The Company considers all investments with a maturity of three months or less on their acquisition date to be cash equivalents.

3.	Inventories as of October 31, 2002 and July 31, 2002 consisted of the following (in thousands):

	October 31,	July 31,

	2002	2002

Components and subassemblies	$6,925	$7,248
Work in process	5,193	4,803
Finished goods	1,390	1,099

	13,508	13,150
Less: inventory valuation allowance	(1,126)	(1,068)

	$12,382	$12,082

4.	A reconciliation of net income to comprehensive income is as follows (in thousands):

	Three Months Ended
	October 31,
	2002	2001

Net income	$2,426	$1,158
Foreign exchange translation adjustment	(113)	46

Comprehensive income	$2,313	$1,204

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

5.	In accordance with Statement of Financial Accounting Standards No. 86, the Company began amortizing the $1,588,000 of software costs incurred during fiscal 1999 and 1998 relating to its PRIME ECG® product during the third quarter of fiscal 2000, as it was available for sale. The Company capitalized $219,000 of additional software costs relating to enhancements made to its PRIME ECG® during the fourth quarter of fiscal 2001. Amortization of these costs began in fiscal 2002, when the product received FDA approval and the enhancements became available for sale. Amortization, which is being provided on a 5 year, straight-line basis, totaled $94,000 and $80,000 for the three months ended October 31, 2002 and 2001, respectively, and is included in cost of sales. The net book value of unamortized software costs was $922,000 and $1,016,000 at October 31, 2002 and July 31, 2002, respectively.

6.	Segment information is as follows (in thousands, except percentage information):

	Three Months Ended
	October 31,
	2002	2001

Revenues:
Specialty Pharmaceuticals	$23,334	$14,088
Cardiopulmonary systems	1,458	689

Total revenues	$24,792	$14,777

Operating income (loss):
Specialty Pharmaceuticals	$5,864	$3,450
Cardiopulmonary systems	(1,508)	(738)

Total operating income	$4,356	$2,712

Operating income (loss) %:
Specialty Pharmaceuticals	25.1%	24.5%
Cardiopulmonary systems	(103.4%)	(107.1%)

Total operating income %	17.6%	18.4%

7.	Effective August 1, 2001, the Company early adopted Statement of Financial Accounting Standards No. 145 “Recission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections” (SFAS No. 145) which, in most circumstances, requires gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. The adoption of this standard had no impact on reported results at October 31, 2002 or the quarter then ended.

8.	On October 19, 2002, Meridian entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with King Pharmaceuticals, Inc. (“King”) and Merlin 2002 Acquisition Corp., a wholly-owned subsidiary of King (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”). The Company will survive the Merger as a wholly-owned subsidiary of King. At the effective time of the Merger, each outstanding share of the Company’s common stock, other than treasury shares and shares held by King or Merger Sub, will be converted into the right to receive $44.50 in cash, for a total of approximately $247 million for all outstanding common stock and common stock equivalents. Consummation of the transaction is subject to a number of conditions, including the approval of the Company’s stockholders. The foregoing description of the Merger is qualified in its entirety by reference to the terms of the Merger Agreement, which was filed as an exhibit to the Company’s Current Report on Form 8-K on October 22, 2002.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Quarter in Review

MMT’s net income increased 109.5% for the quarter ended October 31, 2002 from the same quarter of the prior year on revenues of $24.8 million. Net income was $2.4 million ($0.53 basic and $0.46 diluted earnings per share) as compared to net income of $1.2 million ($0.36 basic and $0.32 diluted earnings per share) for the first quarter last year.

Revenues of MMT’s two business segments and total gross profit for the three-month periods ended October 31, 2002 and 2001 are as follows:

	Three Months Ended
	October 31,
($ in thousands)	2002	2001

Specialty Pharmaceuticals:
Commercial Systems	$10,291	$9,003
Government Systems	13,043	5,085

Total Specialty Pharmaceuticals	23,334	14,088

Cardiopulmonary Systems	1,458	689

Total Revenues	24,792	14,777

Gross Profit	$11,394	$6,696

Gross Profit %	46.0%	45.3%

EBITDA (1)	$5,267	$3,480

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

Commercial Systems revenue for the quarter ended October 31, 2002 was $10.3 million, a 14.3% increase from the $9.0 million in the comparable prior year period. Demand for EpiPen remains strong, with sales increasing 30.5% from the first quarter of last year to $10.0 million. This increased revenue was partially offset by lower R&D service revenue due to the timing of development projects, as R&D Service revenue for the same period last year represented a significant portion of total R&D Service revenue for fiscal 2002. The Company expects that R&D Service revenue for fiscal 2003 will be approximately 10-15% lower than the year ended July 31, 2002.

Government Systems revenues were $13.0 million in the quarter ended October 31, 2002, more than doubled from the $5.1 million in the first quarter of fiscal 2002, which was the last quarter essentially unaffected by the terrorist attacks on September 11, 2001. DoD revenues were $10.1 million for the quarter ended October 31, 2002, nearly tripling from the same period last year. This dramatic increase in demand is a result of heightened military readiness. Foreign government revenues increased slightly to $1.3 million for the current quarter, compared to $1.2 million for the same quarter of fiscal 2002. Homeland Security sales were $1.7 million for the three months ended October 31, 2002 versus $475,000 for the three month period ended October 31, 2001. This increase reflects continued shipments of nerve agent antidotes and other military auto-injector products to state and local first responders under the Metropolitan Medical Response System (“MMRS”), and to other non-military agencies, such as the Department of Health and Human Services (“HHS”), to support the government’s Homeland Security initiatives.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

Cardiopulmonary Systems revenues were $1.5 million for the three months ended October 31, 2002 compared to $689,000 for the three months ended October 31, 2001. This increase was due to stronger telemedicine sales during this quarter compared to last year. The increased telemedicine revenue was due to the fulfillment of backlog orders from fiscal 2002. Current orders are tracking below the level of the previous year and future orders are dependent on market expansion and demand growth for the distributor of these products.

In March 2002, the Company obtained approval from the FDA to market its PRIME ECG® product in the U.S. The Company then prepared for the U.S. launch of PRIME ECG® by investing in a sales and marketing infrastructure to support the product. The Company is maintaining on-going marketing efforts to support sales, education and promotional activities. A strategy has also been formulated for product cost-justification and reimbursement. As the product introduction and marketing efforts are still being initiated, sales of the PRIME ECG® product have been minimal to date.

Gross profits totaling $11.4 million increased to 46.0% of revenues during the first quarter of 2003. This compares to 45.3% for the first quarter of the prior year. The slight increase in margin was influenced by product mix, as there were comparably higher sales of lower margin products, primarily auto-injectors sold to the DoD under the Industrial Base Maintenance Contract. The Company expects that the gross margin in fiscal 2003 will match the high level achieved in 2002.

Operating costs were $7.0 million for the three months ended October 31, 2002 compared to $4.0 million incurred in the same period of last year. As noted in footnote 8 to the consolidated financial statements, the Company signed a definitive Merger Agreement with King Pharmaceuticals on October 19, 2002. The Company incurred over $1.1 million in external costs relating to the merger work. The Company also continued to invest in the marketing and support functions for PRIME ECG, totaling approximately $1.5 million, as well as market research and product development for the specialty pharmaceutical initiative, totaling approximately $380,000.

The quarter benefited from a $580,000 reduction in interest expense, as the Company had essentially no external borrowings.

The provision for income taxes was $1.9 million for the three months ended October 31, 2002 reflecting an effective tax rate of 43.8%. The Company takes no consolidated tax benefit from foreign losses, which approximated $286,000 for the quarter ended October 31, 2002. U.S. pre-tax income, taxed at the statutory rate, is higher than the consolidated pre-tax income, which inflates the effective rate.

Liquidity and Capital Resources

Total cash as of October 31, 2002 was $14.4 million, up from $13.0 million at July 31, 2002. The Company generated $1.3 million in cash from operations in the first three months of fiscal 2003 attributable mostly to net income, non-cash depreciation and amortization, and higher accounts payable and other liabilities, offset by higher accounts receivable and inventories. Investing activities in the first three months of fiscal 2003 generated $61,000 of cash due to the timing of capital additions, offset by the reimbursement thereof. Financing activities provided $45,000 from the sale of stock through stock option exercises. The Company presently has no outstanding debt, and has an unutilized $20 million senior revolving credit loan and acquisition line from Fleet National Bank.

Working capital at October 31, 2002 was $25.3 million, up from $21.8 million at July 31, 2002. The increase was primarily attributable to higher cash ($1.2 million) and higher accounts receivable ($1.9 million). At October 31, 2002, accounts receivable were $9.0 million, representing 37 days-sales-outstanding, and inventories were $12.4 million representing a turn-over rate of 4.4 times per year.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

Critical Accounting Policies

Revenue Recognition

The majority of the Company’s revenues involve sales of medical products to commercial, military, and governmental customers. Revenues are recognized as products are shipped and title has transferred to the customer. In addition, we earn substantial revenues from the Industrial Base Maintenance Contract with the DoD. The Industrial Base Maintenance Contract calls for production of auto-injectors, the retention by the Company of key personnel and facilities to assure expertise for manufacturing auto-injectors, the management of the U.S. Army’s Shelf Life Extension Program, and the pre-stocking of critical components to enhance readiness and mobilization capability. Revenues from this contract are recognized ratably over the contract term, with the exception of revenue from product sales which are recorded upon acceptance by the customer, and revenue from the component prestocking program which are recognized as the raw materials have been accepted by the customer and title has passed to the customer.

Inventory Obsolescence Allowance

In determining the allowance for inventory obsolescence, the Company assesses the inventory on-hand on a part-by-part basis and makes a judgment regarding the part’s future utilization. Allowances are recorded as deemed appropriate based on the parts likelihood of use.

Long-Term Asset Impairment

In determining whether an impairment has occurred, the Company reviews its long-lived assets, including property, plant and equipment and other intangible assets, for indicators of impairment such as the nature of the asset, historical or future profitability measurements, the future economic benefit of the assets, as well as other external market conditions that may be present. If impairment indicators are present or other factors exist that indicate that the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flow analysis. If undiscounted cash flows are not sufficient to recover the asset carrying amount, a loss is recognized for the difference between the carrying amount and the estimated fair value of the asset. Fair value is estimated using discounted cash flow analysis.

The Company has capitalized software costs related to the development of PRIME ECG®. The Company evaluates capitalized software costs for recoverability against anticipated future revenues, and writes down or writes off a portion of the capitalized costs if recoverability is in question.

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

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

ITEM 3.      Quantitative and Qualitative Disclosure About Market Risk

The Company’s earnings are affected by fluctuations in the value of the U.S. dollar, as compared to foreign currencies, as a result of transactions in foreign markets. At October 31, 2002, the result of a uniform 10% strengthening or weakening in the value of the dollar relative to the currencies in which the Company’s transactions are denominated would have resulted in a $29,000 increase or decrease, respectively, in operating income for the three months ended October 31, 2002. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, which change the dollar value of the resulting sales, changes in exchange rates also affect the volume of sales or the foreign currency sales price as competitors’ services become more or less attractive. The Company’s sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency prices.

ITEM 4.      Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures. The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of October 31, 2002. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company’s consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period in which this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Controls. There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

PART II — OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K:

(a)	Exhibits

99.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

On October 22, 2002, the Company filed a Current Report on Form 8-K reporting the October 19, 2002 signing of the Merger Agreement with King and Merger Sub.

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERIDIAN MEDICAL TECHNOLOGIES, INC. Registrant

December 16, 2002	By: /S/ JAMES H. MILLER
Date	James H. Miller
President and
Chief Executive Officer
(Principal Executive Officer)

December 16, 2002	By: /S/ DENNIS P. O’BRIEN
Date	Dennis P. O’Brien
Vice President-Finance
and Chief Financial Officer
(Principal Financial and
Accounting Officer)

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, James H. Miller, certify that:

1.	I have reviewed this quarterly report of Form 10-Q of Meridian Medical Technologies, Inc. (“Meridian”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ JAMES H. MILLER
James H. Miller
President and
Chief Executive Officer

Date: December 16, 2002

MERIDIAN MEDICAL TECHNOLOGIES, INC.
FORM 10-Q

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Dennis P. O’Brien, certify that:

1.	I have reviewed this quarterly report of Form 10-Q of Meridian Medical Technologies, Inc. (“Meridian”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ DENNIS P. O’BRIEN
Dennis P. O’Brien
Vice President of Finance and
Chief Financial Officer

Date: December 16, 2002